Form 10-Q
period 2024-06-30
Perceptive Capital Solutions Corp
filed 2024-08-14
CIK 2017526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-42126

Perceptive Capital Solutions Corp
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1783595
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

51 Astor Place, 10th Floor
New York, NY	10003
(Address of principal executive offices)	(Zip Code)

(212) 284-2300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Ordinary Shares, par value $0.0001 per share	PCSC	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 14, 2024, 8,911,250 Class A ordinary shares, par value $0.0001 per share, and 2,156,250 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

PERCEPTIVE CAPITAL SOLUTIONS CORP
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheet as of June 30, 2024 (Unaudited)	1
Condensed Statements of Operations For the Three Months Ended June 30, 2024 and For the Period from March 22, 2024 (Inception) Through June 30, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Equity (Deficit) For the Three Months Ended June 30, 2024 and For the Period from March 22, 2024 (Inception) Through June 30, 2024 (Unaudited)	3
Condensed Statement of Cash Flows For the Period from March 22, 2024 (Inception) Through June 30, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	16
Item 4. Controls and Procedures	16
Part II. Other Information
Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	17
Item 4. Mine Safety Disclosures	17
Item 5. Other Information	17
Item 6. Exhibits	17
Signatures	18

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

PERCEPTIVE CAPITAL SOLUTIONS CORP
CONDENSED BALANCE SHEET
JUNE 30, 2024
(UNAUDITED)

Assets
Current assets
Cash	$1,286,981
Prepaid expenses	147,317
Total current assets	1,434,298
Investments held in Trust Account	86,459,429
Total Assets	$87,893,727

Liabilities and Shareholders’ Deficit
Current Liabilities
Accrued expenses	28,365
Total Current Liabilities	$28,365
Deferred underwriting fee	3,450,000
Total Liabilities	3,478,365

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, 8,625,000 shares at redemption value of $10.02 per share	86,159,429

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 286,250 shares issued and outstanding (excluding 8,625,000 shares subject to possible redemption)	29
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,156,250 shares issued and outstanding	216
Accumulated deficit	(1,744,312)
Total Shareholders’ Deficit	(1,744,067)
Total Liabilities and Shareholders’ Deficit	$87,893,727

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERCEPTIVE CAPITAL SOLUTIONS CORP
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,	For the Period from March 22, 2024 (Inception) Through June 30,
	2024	2024
Operating and formation costs	$106,554	$121,951
Loss from operations	(106,554)	(121,951)

Other income:
Interest earned on investments held in Trust Account	202,332	202,332
Unrealized gain on investments held in Trust Account	7,097	7,097
Total other income, net	209,429	209,429
Net income	$102,875	$87,478

Weighted average shares outstanding of Class A redeemable ordinary shares	1,629,167	1,466,250

Basic and Diluted net income per ordinary share, Class A redeemable ordinary shares	$0.03	$0.03

Weighted average shares outstanding of Class A and B non-redeemable ordinary shares	1,982,194	1,877,725

Basic net income per ordinary share, Class A and B non-redeemable ordinary shares	$0.03	$0.03

Weighted average shares outstanding of Class A and B non-redeemable ordinary shares	2,210,319	2,097,100

Diluted net income per ordinary share, Class A and B non-redeemable ordinary shares	$0.03	$0.02

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERCEPTIVE CAPITAL SOLUTIONS CORP
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND
FOR THE PERIOD FROM MARCH 22, 2024 (INCEPTION) THROUGH JUNE 30, 2024 (UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — March 22, 2024 (inception) (unaudited)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	2,156,250	216	24,784	—	25,000

Net loss	—	—	—	—	—	(15,397)	(15,397)

Balance – March 31, 2024 (unaudited)	—	$—	2,156,250	$216	$24,784	$(15,397)	$9,603

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(2,871,286)	(1,831,790)	(4,703,076)

Sale of Private Placement Shares	286,250	29	—	—	2,862,471	—	2,862,500

Allocated value of transaction costs to Class A shares	—	—	—	—	(15,969)	—	(15,969)

Net income	—	—	—	—	—	102,875	102,875
Balance – June 30, 2024 (unaudited)	286,250	$29	2,156,250	$216	$—	$(1,744,312)	$(1,744,067)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERCEPTIVE CAPITAL SOLUTIONS CORP
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM MARCH 22, 2024 (INCEPTION) THROUGH JUNE 30, 2024
(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$87,478
Adjustments to reconcile net income to net cash used in operating activities:
Payment of operation costs through promissory note	44,577
Interest earned on investments held in Trust Account	(202,332)
Unrealized Loss (Gain) on investments held in Trust Account	(7,097)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(147,317)
Accrued expenses	28,365
Net cash used in operating activities	(196,326)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(86,250,000)
Net cash used in investing activities	(86,250,000)

Cash Flows from Financing Activities:
Proceeds from sale of shares, net of underwriting discounts paid	84,525,000
Proceeds from sale of Private Placement Shares	2,862,500
Underwriter reimbursement	862,500
Repayment of promissory note – related party	(157,056)
Payment of offering costs	(359,637)
Net cash provided by financing activities	87,733,307

Net Change in Cash	1,286,981
Cash – Beginning of period	—
Cash – End of period	$1,286,981

Non-Cash investing and financing activities:
Deferred offering costs paid directly by Sponsor in exchange for the issuance of Class B ordinary shares	$25,000
Deferred offering costs paid through promissory note - related party	$112,479
Deferred underwriting fee payable	$3,450,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERCEPTIVE CAPITAL SOLUTIONS CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Perceptive Capital Solutions Corp (the “Company”) was incorporated as a Cayman Islands exempted company on March 22, 2024. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from March 22, 2024 (inception) through June 30, 2024 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Initial Public Offering was declared effective on June 11, 2024. On June 13, 2024, the Company consummated the Initial Public Offering of 8,625,000 Class A ordinary shares, par value $0.0001 per share (the “Public Shares”), which includes the full exercise by the underwriter of the Initial Public Offering (“the underwriter”) of its over-allotment option in the amount of 1,125,000 Public Shares, at $10.00 per Public Share, generating gross proceeds of $86,250,000, which is discussed in Note 3. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 286,250 private placement shares (the “Private Placement Shares”) to Perceptive Capital Solutions Holdings (the “Sponsor”) at a price of $10.00 per Private Placement Share, or $2,862,500 in the aggregate, which is described in Note 4.

Transaction costs amounted to $4,809,616 consisting of $1,725,000 of cash underwriting fee, $3,450,000 of deferred underwriting fee (see additional discussion on Note 5), and $497,116 of other offering costs, offset by a reimbursement from the underwriter of $862,500.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the signing of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Following the closing of the Initial Public Offering, on June 13, 2024, an amount of $86,250,000 ($10.00 per share) from the net proceeds of the sale of the Public Shares and the sale of the Private Placement Shares was placed in the trust account (“Trust Account”), located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, including in demand deposit accounts at a bank, or invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company will provide the holders of Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company for Permitted Withdrawals (as defined below)). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). The Public Shares were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

Upon the public announcement of the initial Business Combination, if the Company elects to conduct redemptions pursuant to the tender offer rules, the Company and the Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase the Public Shares in the open market, in order to comply with Rule 14e-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In the event the Company conducts redemptions pursuant to the tender offer rules, the offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and the Company will not be permitted to complete the initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares the Company is permitted to redeem. If public shareholders tender more shares than the Company has offered to purchase, the Company will withdraw the tender offer and not complete such initial Business Combination.

PERCEPTIVE CAPITAL SOLUTIONS CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)
Notwithstanding the foregoing, if the Company seeks shareholder approval of its Business Combination and does not conduct redemptions in connection with its Business Combination pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”) provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its Public Shares with respect to more than an aggregate of 15% of the Public Shares issued in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “initial shareholders”) have agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (a) that would modify the substance or timing of the Company’s obligation to provide Public Shareholders the right to have their shares redeemed or repurchased in connection with a Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete its Business Combination within the time period during which the Company is required to consummate a Business Combination pursuant to the Amended and Restated Memorandum and Articles of Association (the “Business Combination Period”) or (b) with respect to any other provision relating to the rights of Public Shareholders, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously withdrawn or eligible to be withdrawn by the Company to fund the Company’s working capital requirements, subject to an annual limit of $300,000, and/or to pay the Company’s taxes (which shall not be subject to the $300,000 annual limitation described in the foregoing) (“Permitted Withdrawals”), divided by the number of the then-outstanding Public Shares.

If the Company has not completed a Business Combination within the Business Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company for Permitted Withdrawals (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and its board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The initial shareholders agreed to waive their liquidation rights with respect to the Founder Shares (as defined below) and Private Placement Shares held by them if the Company fails to complete a Business Combination within the Business Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Business Combination Period. The underwriter has agreed to waive its rights to its deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Business Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (excluding the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a written letter of intent, confidentially or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).

Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Sponsor has not made reserves for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Sponsor may not be able to satisfy those obligations. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (excluding the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern and Liquidity

As of June 30, 2024, the Company had $1,286,981 in cash held outside of the Trust Account and working capital of $1,405,933. The Company’s obligations due within one year of the date of the accompanying unaudited condensed financial statements are issued are expected to exceed to those amounts. If a Business Combination is not consummated by the end of the Business Combination Period, currently June 13, 2026, there will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Business Combination Period. The Company intends to complete the initial Business Combination before the end of the Business Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Business Combination Period.

PERCEPTIVE CAPITAL SOLUTIONS CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on June 12, 2024, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on June 13, 2024. The interim results for the three months ended June 30, 2024 and for the period from March 22, 2024 (inception) through June 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $1,286,981 in cash and no cash equivalents as of June 30, 2024.

Marketable Securities Held in Trust Account

At June 30, 2024, substantially all the assets held in the Trust Account amounting to $86,459,429 were invested in U.S. Treasury securities.

PERCEPTIVE CAPITAL SOLUTIONS CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)
Offering Costs

The Company has two classes of shares: Class A Redeemable and Class A and B Non-Redeemable shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the periods. Accretion associated with the Class A Redeemable shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Public Shares using the residual method. Offering costs allocated to the Class A ordinary shares were charged to temporary equity and offering costs allocated to the Private Placement Shares were charged to shareholders’ equity (deficit).
Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at June 30, 2024, Public Shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s balance sheet. At June 30, 2024, the Public Shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$86,250,000
Less:
Class A ordinary shares issuance costs	(4,793,647)
Plus:
Accretion of carrying value to redemption value	4,703,076
Class A ordinary shares subject to possible redemption, June 30, 2024	$86,159,429

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Certain of its Class A ordinary shares are redeemable and certain of its Class A ordinary shares are non-redeemable. Income and losses are shared pro rata between its Class A redeemable shares and its Class A and Class B non-redeemable shares. This presentation assumes an initial Business Combination as the most likely outcome. The Company does not have any dilutive instruments. Net income per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

PERCEPTIVE CAPITAL SOLUTIONS CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)
The following tables reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2024		For the Period from March 30, 2024 (Inception) Through June 30, 2024
	Class A Redeemable	Class A and B Non-redeemable	Class A Redeemable	Class A and B Non-redeemable
Basic net income per ordinary share:
Numerator:
Allocation of net income	$46,409	$56,466	$38,357	$49,121
Denominator:
Basic weighted average ordinary shares outstanding	1,629,167	1,982,194	1,466,250	1,877,725
Basic net income per ordinary share	$0.03	$0.03	$0.03	$0.03

	For the Three Months Ended June 30, 2024		For the Period from March 30, 2024 (Inception) Through June 30, 2024
	Class A Redeemable	Class A and B Non-redeemable	Class A Redeemable	Class A and B Non-redeemable
Diluted net income per ordinary share:
Numerator:
Allocation of net income	$43,652	$59,223	$35,996	$51,482
Denominator:
Diluted weighted average ordinary shares outstanding	1,629,167	2,210,319	1,466,250	2,097,100
Diluted net income per ordinary share	$0.03	$0.03	$0.03	$0.02

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statement.

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 8,625,000 Public Shares, which includes a full exercise by the underwriter of its over-allotment option in the amount of 1,125,000 Public Shares, at a price of $10.00 per Public Share.

PERCEPTIVE CAPITAL SOLUTIONS CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)
NOTE 4. RELATED PARTY TRANSACTIONS

Founder Shares

On March 27, 2024, the Sponsor paid $25,000 to cover certain of the Company’s expenses in exchange for the issuance of 2,156,250 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). The Sponsor agreed to forfeit up to 281,250 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriter so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Shares) after the Initial Public Offering. On June 13, 2024, the underwriter exercised its over-allotment option in full as part of the closing of the Initial Public Offering. As such, 281,250 Founder Shares were no longer subject to forfeiture.

On April 22, 2024, the Sponsor assigned 30,000 Founder Shares to each of the Company’s independent directors, Mark McKenna, Kenneth Song, and Harlan Waksal, at a price of $0.01 per share. Each director paid $300 or an aggregate purchase price of $900 in consideration of the assignment of Founder Shares. The sale or allocation of the Founders Shares to the Company’s independent directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company estimated the fair value of the assigned Founder Shares to the Company’s director nominees to be $900 based upon the price of the Founder Shares received by the Sponsor. This set of Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to this set of Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Private Placement Shares

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 286,250 Private Placement Shares at a price of $10.00 per Private Placement Share, for an aggregate purchase price of $2,862,500. A portion of the proceeds from the Private Placement Shares were added to the proceeds from the Initial Public Offering and are held in the Trust Account. Such Private Placement Shares are identical to the Class A ordinary shares sold in the Initial Public Offering. If the Company does not consummate an initial Business Combination within 24 months from the closing of the Initial Public Offering, any proceeds from the sale of the Private Placement Shares held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). Holders of the Private Placement Shares have entered into an agreement, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with (i) the completion of the initial Business Combination and (ii) the implementation by the directors of, following a shareholder vote to approve, an amendment to the Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of the obligation to provide holders of the Class A ordinary shares the right to have their shares redeemed or repurchased in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of the Class A ordinary shares. The Private Placement Shares will not be transferable or salable until 30 days after the completion of the initial Business Combination.

Related Party Loans

On March 27, 2024, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2024 or the completion of the Initial Public Offering. As of June 30, 2024, the Company had no borrowings under the promissory note. Upon the completion of the Initial Public Offering, on June 13, 2024, the Company fully repaid this promissory note.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account or funds from Permitted Withdrawals to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $3.0 million of such Working Capital Loans may be convertible into shares of the post-Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of June 30, 2024, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Services and Indemnification Agreement

The Company entered into an agreement, commencing on June 11, 2024, through the earlier of the Company’s consummation of a Business Combination and its liquidation, (i)  to pay the Sponsor a total of $15,000 per month for office space, secretarial and administrative services and (ii) to indemnify the Sponsor and its affiliates, including Perceptive Advisors, LLC, from any liability arising with respect to their activities in connection with the Company’s affairs, as described in more details in the Administrative Services and Indemnification Agreement. For the three months ended June 30, 2024 and for the period from March 22, 2024 (inception) through June 30, 2024 the Company incurred $9,500 and $9,500 in fees for these services, respectively, of which such amount is included in accounts payable and accrued expenses in the accompanying unaudited condensed balance sheet.

PERCEPTIVE CAPITAL SOLUTIONS CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)
NOTE 5. COMMITMENTS AND CONTINGENCIES

Registration Rights

The initial shareholders, as the holders of the Founder Shares and Private Placement Shares, including from time to time the Private Placement Shares that may be issued upon conversion of Working Capital Loans and any Class A ordinary shares issuable upon conversion of Founder Shares, will be entitled to registration rights pursuant to the registration and shareholder rights agreement, dated as of June 13, 2024, by and among the Company, the Sponsor and the initial shareholders party thereto. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 1,125,000 additional Public Shares to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On June 13, 2024, simultaneously with the closing of the Initial Public Offering, the underwriter elected to fully exercise the over-allotment option to purchase the additional 1,125,000 Public Shares at a price of $10.00 per Public Share.

The underwriter was entitled to a cash underwriting discount of $0.20 per Public Share, or $1,725,000 in the aggregate, paid upon the closing of the Initial Public Offering. The underwriter agreed to reimburse the Company at the closing of the Initial Public Offering for all reasonable out-of-pocket expenses and fees (including for the avoidance of doubt, a portion of the upfront underwriting commissions payable in connection with the closing of the Initial Public Offering) incurred by the Company in connection with the Initial Public Offering in an amount not to exceed 1.0% of the gross proceeds of the Initial Public Offering. On June 13, 2024, as part of the closing of the Initial Public Offering, the Company received reimbursement from the underwriter of $862,500.

In addition, the underwriter is entitled to a deferred fee of $0.40 per Public Share, or $3,450,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Risks and Uncertainties

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

NOTE 6. SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2024, there were 286,250 Class A ordinary shares issued and outstanding, excluding 8,625,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2024, there were 2,156,250 Class B ordinary shares issued and outstanding.

PERCEPTIVE CAPITAL SOLUTIONS CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)
Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law. Unless otherwise specified in the Amended and Restated Memorandum and Articles of Association, or as required by applicable provisions of the Companies Act (As Revised) of the Cayman Islands or applicable stock exchange rules, the affirmative vote of a majority of the ordinary shares that are represented in person or by proxy and are voted is required to approve any such matter voted on by the shareholders. Approval of certain actions will require a special resolution under Cayman Islands law, being the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company, and pursuant to the Amended and Restated Memorandum and Articles of Association; such actions include amending the Amended and Restated Memorandum and Articles of Association and approving a statutory merger or consolidation with another company. The board of directors is divided into three classes, each of which will generally serve for terms of three years with only one class of directors being elected in each year. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares entitled to vote and voted for the election of directors can elect all of the directors. The shareholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor. Prior to the initial Business Combination, only holders of the Founder Shares will have the right to vote on the appointment of directors. Holders of the Public Shares will not be entitled to vote on the election of directors during such time. Further, prior to the closing of the Business Combination, only holders of the Class B ordinary shares will be entitled to vote on transferring the Company by way of continuation in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the Company or to adopt new constitutional documents of the Company, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands) and, as a result, the initial shareholders will be able to approve any such proposal without the vote of any other shareholder. The provisions of the Amended and Restated Memorandum and Articles of Association governing the appointment of directors prior to the Business Combination and the Company’s continuation in a jurisdiction outside the Cayman Islands prior to the initial Business Combination may only be amended by a special resolution passed by holders representing at least two-thirds of the Company’s outstanding Class B ordinary shares.

Subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein, the Founder Shares, which are designated as Class B ordinary shares, will be convertible at the option of the holder on a one-for-one basis or will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding (excluding the Private Placement Shares and including any Class A ordinary share issued pursuant to the underwriter’s over-allotment option and including any Class A ordinary shares that may have been issued on a one-for-one basis upon conversion of the Class B ordinary shares at the option of the holder thereof prior to the initial Business Combination pursuant to the Amended and Restated Memorandum and Articles of Association) upon consummation of the Initial Public Offering, plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the Business Combination and any private placement-equivalent shares issued to the Sponsor, members of the management team or any of their affiliates upon conversion of working capital loans made to the Company. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

 NOTE 7. FAIR VALUE MEASUREMENTS
The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:
Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:
Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At June 30, 2024, assets held in the Trust Account were comprised of $904 in cash and $86,458,525 in U.S. Treasury securities. During the three months ended June 30, 2024, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at June 30, 2024 are as follows:

PERCEPTIVE CAPITAL SOLUTIONS CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024
(Unaudited)
	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
June 30, 2024	U.S. Treasury Securities	1	$86,451,428	$7,097	$86,458,525

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Perceptive Capital Solutions Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Perceptive Capital Solutions Holdings. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties, as further described in the section below “Cautionary Note Regarding Forward-Looking Statements.”

Cautionary Note Regarding Forward-Looking Statements

Some of the statements contained in this Quarterly Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report may include, for example, statements about:

•	the fact that we have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective;
•	our ability to select an appropriate target business or businesses;
•	our ability to complete a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”);
•	our expectations around the performance of a prospective target business or businesses;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;
•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;
•	our potential ability to obtain additional financing to complete our initial Business Combination or reimburse any loans the Sponsor may loan to the Company (the “Working Capital Loans”);
•	our pool of prospective target businesses;
•
our ability to consummate an initial Business Combination due to the uncertainty resulting from geopolitical events, acts of war or terrorism such as the conflicts in Ukraine and Russia or Israel, economic impacts such as inflation and rising interest rates and the COVID-19 pandemic (or the re-emergence, including new variants, thereof);

•	the ability of our officers and directors to generate a number of potential Business Combination opportunities;
•	our ability to obtain additional financing to complete a Business Combination;
•	our public securities’ potential liquidity and trading;
•	the use of funds not held in the trust account (“Trust Account”) or available to us from interest income on the Trust Account balance;
•	our ability to continue as a going concern;
•	the Trust Account not being subject to claims of third parties;
•	our financial performance following our initial public offering (the “Initial Public Offering”);
•	the number of redemptions by our public shareholders in connection with a proposed Business Combination; and
•
the other risks and uncertainties discussed herein and in our filings with the U.S. Securities and Exchange Commission (the “SEC”), including in our final prospectus for our Initial Public Offering filed with the SEC.

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” disclosed in our final prospectus for our Initial Public Offering filed with the SEC. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

In addition, statements that contain “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Quarterly Report. Although we believe that this information provides a reasonable basis for these statements, this information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on March 22, 2024. We were formed for the purpose of effecting a Business Combination. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 22, 2024 (inception) through June 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2024, we had a net income of $102,875, which consists of interest income on investments held in the Trust Account of $202,332 and unrealized gain of $7,097 offset by operating costs of $106,554.

For the period from March 22, 2024 (inception) through June 30, 2024, we had net income $87,478 which consists of interest income on investments held in the Trust Account of $202,332 and unrealized gain of $7,097 offset by operating costs of $121,951.

Liquidity and Capital Resources

On June 13, 2024, we consummated the Initial Public Offering of 8,625,000 Class A ordinary shares, par value $0.0001 per share (the “Public Shares”), which includes the full exercise by the underwriter of the Initial Public Offering (the “underwriter”) of its over-allotment option in the amount of 1,125,000 Public Shares, at $10.00 per Public Share, generating gross proceeds of $86,250,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 286,250 private placement shares (the” Private Placement Shares”) to the Sponsor at a price of $10.00 per Private Placement Share, generating gross proceeds of $2,862,500.

For the period from March 22, 2024 (inception) through June 30, 2024, cash used in operating activities was $196,326. Net income of $87,478 was affected by interest earned on marketable securities held in the Trust Account of $202,332, an unrealized gain on marketable securities held in the Trust Account of $7,097, changes in operating assets and liabilities of $118,952 and a payment of operation costs through a promissory note of $44,577.

As of June 30, 2024, we had investments held in the Trust Account of $86,459,429 (including approximately $202,332 of interest income and unrealized gain of $7,097) consisting of U.S. Treasury Bills with a maturity of 185 days or less. The Company may withdraw interest earned on the Trust Account for working capital requirements subject to an annual limit of $300,000, and/or to pay the Company’s taxes (which shall not be subject to the $300,000 annual limitation described in the foregoing) (“Permitted Withdrawals”), divided by the number of the then-outstanding Public Shares. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2024, we had cash of $1,286,981. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, affiliates of the Sponsor or our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $3.0 million of such Working Capital Loans may be convertible into shares of the post-Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Administrative Services and Indemnification Agreement

Commencing on the date that the Company’s registration statement relating to its Initial Public Offering was declared effective through the earlier of consummation of an initial Business Combination and the Company’s liquidation, the Company agreed (i) to pay the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $15,000 per month and (ii) to indemnify the Sponsor and its affiliates, including Perceptive Advisors, LLC, from any liability arising with respect to their activities in connection with the Company’s affairs, as described in more details in the Administrative Services and Indemnification Agreement, a copy of which is filed as an exhibit to this Quarterly Report. For the three months ended June 30, 2024 and for the period from March 22,2024 (inception) through June 30, 2024 the Company incurred and paid $9,500 and $9,500 in fees for these services, respectively, of which such amount is included in accounts payable and accrued expenses in the accompanying unaudited condensed balance sheet.

Underwriting Agreement

We granted the underwriter a 45-day option to purchase up to 1,125,000 additional Public Shares to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On June 13, 2024, simultaneously with the closing of the Initial Public Offering, the underwriter elected to fully exercise the over-allotment option to purchase the additional 1,125,000 Public Shares at a price of $10.00 per Public Share.

Registration and Shareholder Rights Agreement

The initial shareholders, as the holders of the Founder Shares and Private Placement Shares, including from time to time the Private Placement Shares that may be issued upon conversion of Working Capital Loans and any Class A ordinary shares issuable upon conversion of Founder Shares, will be entitled to registration rights pursuant to the registration and shareholder rights agreement, dated as of June 13, 2024, by and among the Company, the Sponsor and the initial shareholders party thereto. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Policies and Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. There are no material accounting estimates that have been identified. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation assumes an initial Business Combination as the most likely outcome. The Company does not have any dilutive instruments. Net income per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.

The Company has two classes of shares: Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the periods. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on June 13, 2024. The adoption of ASU 2016-13 did not have a material impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2024.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all of our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2024 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for the Initial Public Offering filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for the Initial Public Offering filed with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On June 13, 2024, we consummated the Initial Public Offering of 8,625,000 Public Shares, which includes the full exercise by the underwriter of its over-allotment option in the amount of 1,125,000 Public Shares. Jefferies LLC acted as sole book-running manager of the Initial Public Offering. The securities in the Initial Public Offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-279598). The SEC declared the registration statement effective on June 11, 2024.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 286,250 Private Placement Shares to the Sponsor at a price of $10.00 per Private Placement Share, generating gross proceeds of $2,862,500. A portion of the proceeds from the Private Placement Shares were added to the proceeds from the Initial Public Offering and are held in the Trust Account. Such Private Placement Shares are identical to the Class A ordinary shares sold in the Initial Public Offering.

Of the gross proceeds received from the Initial Public Offering, the full exercise of the over-allotment option and the Public Shares, an aggregate of $86,250,000 was placed in the Trust Account.

We paid a total of $4,809,616 consisting of $1,725,000 of cash underwriting fee, $3,450,000 of deferred underwriting fee, and $497,116 of other offering costs, offset by a reimbursement from the underwriter of $862,500.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
1.1	Underwriting Agreement among the Company and Jefferies LLC (1)
3.1	Amended and Restated Memorandum and Articles of Association (1)
10.1	Private Placement Shares Purchase Agreement between the Company and the Sponsor (1)
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company (1)
10.3	Registration and Shareholder Rights Agreement among the Company, the Sponsor and certain other equity holders named therein (1)
10.4	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors (1)
10.5	Administrative Services and Indemnification Agreement between the Company and the Sponsor (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Furnished herewith and not deemed to be “filed” under the Securities Exchange Act of 1934, as amended.
**	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 13, 2024 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERCEPTIVE CAPITAL SOLUTIONS CORP

Date: August 14, 2024	By:	/s/ Sam Cohn
	Name:	Sam Cohn
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)