Form 10-Q
period 2024-09-30
Perceptive Capital Solutions Corp
filed 2024-11-13
CIK 2017526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 12, 2024, 8,911,250 Class A ordinary shares, par value $0.0001 per share, and 2,156,250 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

PERCEPTIVE CAPITAL SOLUTIONS CORP
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Balance Sheet as of September 30, 2024 (Unaudited)	1
Condensed Statements of Operations for the Three Months Ended September 30, 2024 and for the Period from March 22, 2024 (Inception) Through September 30, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended September 30, 2024 and for the Period from March 22, 2024 (Inception) Through September 30, 2024 (Unaudited)	3
Condensed Statement of Cash Flows for the Period from March 22, 2024 (Inception) Through September 30, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	18
Item 4. Controls and Procedures	18
Part II. Other Information
Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	19
Signatures	20

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

PERCEPTIVE CAPITAL SOLUTIONS CORP
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2024
(UNAUDITED)

Assets
Current assets
Cash	$1,209,453
Prepaid expenses	160,331
Total Current Assets	1,369,784
Investments held in Trust Account	87,637,039
Total Assets	$89,006,823

Liabilities and Shareholders’ Deficit
Current Liabilities
Accrued expenses	$159,979
Total Current Liabilities	159,979
Deferred underwriting fee	3,450,000
Total Liabilities	3,609,979

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, 8,625,000 shares at redemption value of $10.13 per share	87,337,039

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 286,250 shares issued and outstanding (excluding 8,625,000 shares subject to possible redemption)	29
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,156,250 shares issued and outstanding	216
Accumulated deficit	(1,940,440)
Total Shareholders’ Deficit	(1,940,195)
Total Liabilities and Shareholders’ Deficit	$89,006,823

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERCEPTIVE CAPITAL SOLUTIONS CORP
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,	For the Period from March 22, 2024 (Inception) Through September 30,
	2024	2024
General and administrative expenses	$196,128	$318,079
Loss from operations	(196,128)	(318,079)

Other income:
Interest earned on investments held in Trust Account	1,163,406	1,365,738
Unrealized gain on investments held in Trust Account	14,204	21,301
Total other income, net	1,177,610	1,387,039
Net income	$981,482	$1,068,960

Weighted average shares outstanding of Class A redeemable ordinary shares	8,625,000	4,896,484

Basic and Diluted net income per ordinary share, Class A redeemable ordinary shares	$0.09	$0.15

Weighted average shares outstanding of Class A and B non-redeemable ordinary shares	2,442,500	2,148,346

Basic net income per ordinary share, Class A and B non-redeemable ordinary shares	$0.09	$0.15

Weighted average shares outstanding of Class A and B non-redeemable ordinary shares	2,442,500	2,262,604

Diluted net income per ordinary share, Class A and B non-redeemable ordinary shares	$0.09	$0.15

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERCEPTIVE CAPITAL SOLUTIONS CORP
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND
FOR THE PERIOD FROM MARCH 22, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024 (UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — March 22, 2024 (inception) (unaudited)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	2,156,250	216	24,784	—	25,000

Net loss	—	—	—	—	—	(15,397)	(15,397)

Balance – March 31, 2024	—	$—	2,156,250	$216	$24,784	$(15,397)	$9,603

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(2,871,286)	(1,831,790)	(4,703,076)

Sale of Private Placement Shares	286,250	29	—	—	2,862,471	—	2,862,500

Allocated value of transaction costs to Class A shares	—	—	—	—	(15,969)	—	(15,969)

Net income	—	—	—	—	—	102,875	102,875

Balance – June 30, 2024 (unaudited)	286,250	$29	2,156,250	$216	$—	$(1,744,312)	$(1,744,067)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(1,177,610)	(1,177,610)

Net income	—	—	—	—	—	981,482	981,482
Balance – September 30, 2024 (unaudited)	286,250	$29	2,156,250	$216	$—	$(1,940,440)	$(1,940,195)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERCEPTIVE CAPITAL SOLUTIONS CORP
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM MARCH 22, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024
(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,068,960
Adjustments to reconcile net income to net cash used in operating activities:
Payment of operation costs through promissory note	44,577
Interest earned on investments held in Trust Account	(1,365,738)
Unrealized gain on investments held in Trust Account	(21,301)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(160,331)
Accrued expenses	159,979
Net cash used in operating activities	(273,854)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(86,250,000)
Net cash used in investing activities	(86,250,000)

Cash Flows from Financing Activities:
Proceeds from sale of shares, net of underwriting discounts paid	84,525,000
Proceeds from sale of Private Placement Shares	2,862,500
Underwriter reimbursement	862,500
Repayment of promissory note – related party	(157,056)
Payment of offering costs	(359,637)
Net cash provided by financing activities	87,733,307

Net Change in Cash	1,209,453
Cash – Beginning of period	—
Cash – End of period	$1,209,453

Non-Cash investing and financing activities:
Deferred offering costs paid directly by Sponsor in exchange for the issuance of Class B ordinary shares	$25,000
Deferred offering costs paid through promissory note - related party	$112,479
Deferred underwriting fee payable	$3,450,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERCEPTIVE CAPITAL SOLUTIONS CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from March 22, 2024 (inception) through September 30, 2024 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Initial Public Offering was declared effective on June 11, 2024. On June 13, 2024, the Company consummated the Initial Public Offering of 8,625,000 Class A ordinary shares, par value $0.0001 per share (the “Public Shares”), which included the full exercise by the underwriter of the Initial Public Offering (“the underwriter”) of its over-allotment option in the amount of 1,125,000 Public Shares, at $10.00 per Public Share, generating gross proceeds of $86,250,000, which is discussed in Note 3. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 286,250 private placement shares (the “Private Placement Shares”) to Perceptive Capital Solutions Holdings (the “Sponsor”) at a price of $10.00 per Private Placement Share, or $2,862,500 in the aggregate, which is described in Note 4.

Transaction costs amounted to $4,809,616, consisting of $1,725,000 of cash underwriting fee, $3,450,000 of deferred underwriting fee (see additional discussion on Note 5), and $497,116 of other offering costs, offset by a reimbursement from the underwriter of $862,500.

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
SEPTEMBER 30, 2024
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

Going Concern and Liquidity

As of September 30, 2024, the Company had $1,209,453 in cash held outside of the Trust Account and working capital of $1,209,805. The Company’s obligations due within one year of the date of the accompanying unaudited condensed financial statements are issued are expected to exceed to those amounts. If a Business Combination is not consummated by the end of the Business Combination Period, currently June 13, 2026, there will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Business Combination Period. The Company intends to complete the initial Business Combination before the end of the Business Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Business Combination Period.

PERCEPTIVE CAPITAL SOLUTIONS CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on June 12, 2024, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on June 13, 2024. The interim results for the three months ended September 30, 2024 and for the period from March 22, 2024 (inception) through September 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $1,209,453 in cash and no cash equivalents as of September 30, 2024.

Marketable Securities Held in Trust Account

At September 30, 2024, substantially all the assets held in the Trust Account amounting to $87,637,039 were invested in U.S. Treasury securities.

PERCEPTIVE CAPITAL SOLUTIONS CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at September 30, 2024, Public Shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s balance sheet. At September 30, 2024, the Public Shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$86,250,000
Less:
Class A ordinary shares issuance costs	(4,793,647)
Plus:
Accretion of carrying value to redemption value	5,880,686
Class A ordinary shares subject to possible redemption, September 30, 2024	$87,337,039

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

PERCEPTIVE CAPITAL SOLUTIONS CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)
The following tables reflect the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended September 30, 2024		For the Period from March 30, 2024 (Inception) Through September 30, 2024
	Class A Redeemable	Class A and B Non-redeemable	Class A Redeemable	Class A and B Non-redeemable
Basic net income per ordinary share:
Numerator:
Allocation of net income	$764,878	$216,604	$742,977	$325,983
Denominator:
Basic weighted average ordinary shares outstanding	8,625,000	2,442,500	4,896,484	2,148,346
Basic net income per ordinary share	$0.09	$0.09	$0.15	$0.15

	For the Three Months Ended September 30, 2024		For the Period from March 30, 2024 (Inception) Through September 30, 2024
	Class A Redeemable	Class A and B Non-redeemable	Class A Redeemable	Class A and B Non-redeemable
Diluted net income per ordinary share:
Numerator:
Allocation of net income	$764,878	$216,604	$731,119	$337,841
Denominator:
Diluted weighted average ordinary shares outstanding	8,625,000	2,442,500	4,896,484	2,262,604
Diluted net income per ordinary share	$0.09	$0.09	$0.15	$0.15

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

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 8,625,000 Public Shares, which included a full exercise by the underwriter of its over-allotment option in the amount of 1,125,000 Public Shares, at a price of $10.00 per Public Share.

PERCEPTIVE CAPITAL SOLUTIONS CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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

On April 22, 2024, the Sponsor assigned 30,000 Founder Shares to each of the Company’s independent directors, Mark McKenna, Kenneth Song, and Harlan Waksal, at a price of $0.01 per share. Each director paid $300 or an aggregate purchase price of $900 in consideration of the assignment of Founder Shares. The sale or allocation of the Founders Shares to the Company’s independent directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company assigned Founder Shares to the Company's director nominees at a price of $900. This set of Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to this set of Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

Related Party Loans

On March 27, 2024, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2024 or the completion of the Initial Public Offering. As of September 30, 2024, the Company had no borrowings under the promissory note. Upon the completion of the Initial Public Offering, on June 13, 2024, the Company fully repaid this promissory note.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account or funds from Permitted Withdrawals to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $3.0 million of such Working Capital Loans may be convertible into shares of the post-Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of September 30, 2024, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Services and Indemnification Agreement

The Company entered into an agreement, commencing on June 11, 2024, through the earlier of the Company’s consummation of a Business Combination and its liquidation, (i)  to pay the Sponsor a total of $15,000 per month for office space, secretarial and administrative services and (ii) to indemnify the Sponsor and its affiliates, including Perceptive Advisors, LLC, from any liability arising with respect to their activities in connection with the Company’s affairs, as described in more details in the Administrative Services and Indemnification Agreement. For the three months ended September 30, 2024 and for the period from March 22, 2024 (inception) through September 30, 2024 the Company incurred $45,000 and $54,500 in fees for these services, respectively, of which such amount is included in accrued expenses in the accompanying unaudited condensed balance sheet.

PERCEPTIVE CAPITAL SOLUTIONS CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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

NOTE 6. SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2024, there were 286,250 Class A ordinary shares issued and outstanding, excluding 8,625,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2024, there were 2,156,250 Class B ordinary shares issued and outstanding.

PERCEPTIVE CAPITAL SOLUTIONS CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
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

At September 30, 2024, assets held in the Trust Account were comprised of $904 in cash and $87,636,135 in U.S. Treasury securities. During the three months ended September 30, 2024, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at September 30, 2024 are as follows:

PERCEPTIVE CAPITAL SOLUTIONS CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024
(Unaudited)
	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
September 30, 2024	U.S. Treasury Securities (matured October 8, 2024)	1	$87,614,834	$21,301	$87,636,135

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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
•
our ability to consummate an initial Business Combination due to the uncertainty resulting from geopolitical events, acts of terrorism, geopolitical conflicts such as those in Ukraine and Russia or Israel, economic impacts such as inflation and changes to interest rates and global health crises such as the COVID-19 pandemic;

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

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” disclosed in our final prospectus for our Initial Public Offering filed with the SEC on June 12, 2024. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 22, 2024 (inception) through September 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had a net income of $981,482, which consists of interest income on cash and investments held in the Trust Account of $1,163,406 and an unrealized gain on interest earned on cash and marketable securities of $14,204, partially offset by operating costs of $196,128.

For the period from March 22, 2024 (inception) through September 30, 2024, we had net income $1,068,960, which consists of interest income on cash and  investments held in the Trust Account of $1,365,738 and an unrealized gain on interest earned on cash and marketable securities of $21,301, partially offset by operating costs of $318,079.

Liquidity and Capital Resources

On June 13, 2024, we consummated the Initial Public Offering of 8,625,000 Class A ordinary shares, par value $0.0001 per share (the “Public Shares”), which included the full exercise by the underwriter of the Initial Public Offering (the “underwriter”) of its over-allotment option in the amount of 1,125,000 Public Shares, at $10.00 per Public Share, generating gross proceeds of $86,250,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 286,250 private placement shares (the” Private Placement Shares”) to the Sponsor at a price of $10.00 per Private Placement Share, generating gross proceeds of $2,862,500.

For the period from March 22, 2024 (inception) through September 30, 2024, cash used in operating activities was $273,854. Net income of $1,068,960 was affected by interest earned on cash and marketable securities held in the Trust Account of $1,365,738 and an unrealized gain on interest earned on cash and marketable securities of $21,301, changes in operating assets and liabilities of $352 and a payment of operating costs through a promissory note of $44,577.

As of September 30, 2024, we had cash and investments held in the Trust Account of $87,637,039 (including approximately $1,365,738 of interest income and unrealized gain of $21,301) consisting of U.S. Treasury Bills with a maturity of 185 days or less. The Company may withdraw interest earned on the Trust Account for working capital requirements subject to an annual limit of $300,000, and/or to pay the Company’s taxes (which shall not be subject to the $300,000 annual limitation described in the foregoing) (“Permitted Withdrawals”), divided by the number of the then-outstanding Public Shares. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2024, we had cash of $1,209,453 and working capital of $1,209,805. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, affiliates of the Sponsor or our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $3,000,000 of such Working Capital Loans may be convertible into shares of the post-Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Administrative Services and Indemnification Agreement

Commencing on the date that the Company’s registration statement relating to its Initial Public Offering was declared effective through the earlier of consummation of an initial Business Combination and the Company’s liquidation, the Company agreed (i) to pay the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $15,000 per month and (ii) to indemnify the Sponsor and its affiliates, including Perceptive Advisors, LLC, from any liability arising with respect to their activities in connection with the Company’s affairs, as described in more details in the Administrative Services and Indemnification Agreement, a copy of which is filed as an exhibit to this Quarterly Report. For the three months ended September 30, 2024 and for the period from March 22,2024 (inception) through September 30, 2024 the Company incurred and paid $45,000 and $54,500 in fees for these services, respectively, of which such amount is included in accrued expenses in the accompanying unaudited condensed balance sheet.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheet.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2024.

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

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for the Initial Public Offering filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for the Initial Public Offering filed with the SEC on June 12, 2024.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On June 13, 2024, we consummated the Initial Public Offering of 8,625,000 Public Shares, which include the full exercise by the underwriter of its over-allotment option in the amount of 1,125,000 Public Shares. Jefferies LLC acted as sole book-running manager of the Initial Public Offering. The securities in the Initial Public Offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-279598). The SEC declared the registration statement effective on June 11, 2024.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
1.1	Underwriting Agreement among the Company and Jefferies LLC (1)
3.1	Amended and Restated Memorandum and Articles of Association (1)
10.1	Private Placement Shares Purchase Agreement between the Company and the Sponsor (1)
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company (1)
10.3	Registration and Shareholder Rights Agreement among the Company, the Sponsor and certain other equity holders named therein (1)
10.4	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors (1)
10.5	Administrative Services and Indemnification Agreement between the Company and the Sponsor (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith and not deemed to be “filed” under the Securities Exchange Act of 1934, as amended.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 13, 2024 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERCEPTIVE CAPITAL SOLUTIONS CORP

Date: November 13, 2024	By:	/s/ Sam Cohn
	Name:	Sam Cohn
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)