Form 10-Q
period 2025-03-31
Perceptive Capital Solutions Corp
filed 2025-05-12
CIK 2017526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 12, 2025, 8,911,250 Class A ordinary shares, par value $0.0001 per share, and 2,156,250 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

PERCEPTIVE CAPITAL SOLUTIONS CORP
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Balance Sheet as of March 31, 2025 (Unaudited) and December 31, 2024	1
Condensed Statements of Operations for the Three Months Ended March 31, 2025 and for the Period from March 22, 2024 (Inception) Through March 31, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the Three Months Ended March 31, 2025 and for the Period from March 22, 2024 (Inception) Through March 31, 2024 (Unaudited)	3
Condensed Statements of Cash Flows for the Three Months Ended March 31, 2025 and for the Period from March 22, 2024 (Inception) Through March 31, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	20
Item 4. Controls and Procedures	20
Part II. Other Information
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	22
Signatures	23

1

PART I - FINANCIAL INFORMATION

Item 1.
Interim Financial Statements.

PERCEPTIVE CAPITAL SOLUTIONS CORP
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited
Assets
Current Assets
Cash	$1,191,937	$1,129,684
Prepaid expenses	151,556	115,006
Total Current Assets	1,343,493	1,244,690
Investments held in Trust Account	89,288,910	88,654,397
Total Assets	$90,632,403	$89,899,087

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current Liabilities
Accrued expenses	$265,572	$210,811
Total Current Liabilities	265,572	210,811
Deferred underwriting fee	3,450,000	3,450,000
Total Liabilities	3,715,572	3,660,811

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, 8,625,000 shares at redemption value of approximately $10.35 and $10.24 per share as of March 31, 2025 and December 31, 2024, respectively	89,288,910	88,354,397

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 286,250 shares issued and outstanding (excluding 8,625,000 shares subject to possible redemption) as of March 31, 2025 and December 31, 2024	29	29
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,156,250 shares issued and outstanding as of March 31, 2025 and December 31, 2024	216	216
Accumulated deficit	(2,372,324)	(2,116,366)
Total Shareholders’ Deficit	(2,372,079)	(2,116,121)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$90,632,403	$89,899,087

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERCEPTIVE CAPITAL SOLUTIONS CORP
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,	For the Period from March 22, 2024 (Inception) Through March 31,
	2025	2024
General and administrative expenses	$255,958	$15,397
Loss from operations	(255,958)	(15,397)

Other income (expense):
Interest earned on investments held in Trust Account	961,912	—
Unrealized loss on investments held in Trust Account	(27,399)	—
Total other income, net	934,513	—
Net income (loss)	$678,555	$(15,397)

Weighted average shares outstanding of Class A redeemable ordinary shares, basic and diluted	8,625,000	—

Basic and diluted net income per ordinary share, Class A redeemable ordinary shares	$0.06	$—

Weighted average shares outstanding of Class A and B non-redeemable ordinary shares, basic and diluted (1)	2,442,500	1,875,000

Basic and diluted net income (loss) per ordinary share, Class A and B non-redeemable ordinary shares	$0.06	$(0.01)

(1)   For the period from March 22, 2024 (inception) through March 31, 2024, this number excludes an aggregate of up to 281,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Notes 4 and 6). On June 13, 2024, the underwriter exercised its over-allotment option in full as part of the closing of the Initial Public Offering. As such, 281,250 Founder Shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERCEPTIVE CAPITAL SOLUTIONS CORP
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital		Deficit	Deficit
Balance — January 1, 2025	286,250	$29	2,156,250	$216	$	$ —	$(2,116,366)	$(2,116,121)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—		—	(934,513)	(934,513)

Net income	—	—	—	—		—	678,555	678,555
Balance – March 31, 2025 (unaudited)	286,250	$29	2,156,250	$216	$	$ —	$(2,372,324)	$(2,372,079)

FOR THE PERIOD FROM MARCH 22, 2024 (INCEPTION) THROUGH MARCH 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — March 22, 2024 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor (1)	—	—	2,156,250	216	24,784	—	25,000

Net loss	—	—	—	—	—	(15,397)	(15,397)

Balance – March 31, 2024 (unaudited)	—	$—	2,156,250	$216	$24,784	$(15,397)	$9,603

(1)   This number includes up to 281,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Notes 4 and 6). On June 13, 2024, the underwriter exercised its over-allotment option in full as part of the closing of the Initial Public Offering. As such, 281,250 Founder Shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERCEPTIVE CAPITAL SOLUTIONS CORP
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,	For the Period from March 22, 2024 (Inception) Through March 31,
	2025	2024

Cash Flows from Operating Activities:
Net income (loss)	$678,555	$(15,397)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of operating costs through promissory note	—	10,420
Interest earned on investments held in Trust Account	(961,912)	—
Unrealized loss on investments held in Trust Account	27,399	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(36,550)	4,737
Accrued expenses	54,761	240
Net cash used in operating activities	(237,747)	—

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for working capital purposes	300,000	—
Net cash provided by investing activities	300,000	—

Net Change in Cash	62,253	—
Cash – Beginning of period	1,129,684	—
Cash – End of period	$1,191,937	$—

Noncash investing and financing activities:
Deferred offering costs paid directly by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs included in accrued offering costs	$—	$58,649
Prepaid services contributed by Sponsor through promissory note - related party	$—	$10,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERCEPTIVE CAPITAL SOLUTIONS CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
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

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from March 22, 2024 (inception) through March 31, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)
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
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)
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

Liquidity and Capital Resources

As of March 31, 2025, the Company had operating cash of $1,191,937 and a working capital surplus of $1,077,921. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of March 31, 2025, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these condensed financial statements. The Company cannot assure that its plans to consummate an Initial Business Combination will be successful.

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

PERCEPTIVE CAPITAL SOLUTIONS CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 19, 2025. The interim results for the three months ended March 31, 2025 and for the period from March 22, 2024 (inception) through March 31, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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
Use of Estimates

The preparation of the condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $1,191,937 and $1,129,684 in cash and no cash equivalents as of March 31, 2025 and December 31, 2024, respectively.

PERCEPTIVE CAPITAL SOLUTIONS CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)
Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, — “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Public Shares using the residual method. At Initial Public Offering, offering costs allocated to the Class A ordinary shares subject to possible redemption were charged to temporary equity and offering costs allocated to the Private Placement Shares were charged to shareholders’ equity (deficit).

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to its short-term nature.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at March 31, 2025, Public Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet.

At March 31, 2025 and December 31, 2024, the Public Shares subject to redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$86,250,000
Less:
Class A ordinary shares issuance costs	(4,793,647)
Plus:
Accretion of carrying value to redemption value	6,898,044
Class A ordinary shares subject to possible redemption, December 31, 2024	88,354,397
Plus:
Accretion of carrying value to redemption value	934,513
Class A ordinary shares subject to possible redemption, March 31, 2025	$89,288,910

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

PERCEPTIVE CAPITAL SOLUTIONS CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)
Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Certain of its Class A ordinary shares are redeemable and certain of its Class A ordinary shares are non-redeemable. Income and losses are shared pro rata between its Class A redeemable shares and its Class A and Class B non-redeemable shares. This presentation assumes an initial Business Combination as the most likely outcome. The Company does not have any dilutive instruments. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value. For the period from March 22, 2024 (inception) through March 31, 2024, weighted average shares were reduced for the effect of an aggregate of 281,250 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriter.
The following table reflect the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2025		For the Period from March 22, 2024 (Inception) Through March 31, 2024
	Class A Redeemable	Class A and B Non-redeemable	Class A Redeemable	Class B Non-redeemable
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$528,804	$149,751	$—	$(15,397)
Denominator:
Basic weighted average ordinary shares outstanding	8,625,000	2,442,500	—	1,875,000
Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$—	$(0.01)

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

Recent Accounting Standards

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed financial statements.

NOTE 3 — PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 8,625,000 Public Shares, which included a full exercise by the underwriter of its over-allotment option in the amount of 1,125,000 Public Shares, at a price of $10.00 per Public Share.

PERCEPTIVE CAPITAL SOLUTIONS CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)
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
On April 22, 2024, the Sponsor assigned 30,000 Founder Shares to each of the Company’s independent directors, Mark McKenna, Kenneth Song, and Harlan Waksal, at a price of $0.01 per share. Each director paid $300 or an aggregate purchase price of $900 in consideration of the assignment of Founder Shares. The sale or allocation of the Founders Shares to the Company’s independent directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company assigned Founder Shares to the Company’s director nominees at a price of $900. This set of Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to this set of Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2025, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

Related Party Loans

On March 27, 2024, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2024 or the completion of the Initial Public Offering. As of March 31, 2025, the Company had no borrowings under the promissory note. Upon the completion of the Initial Public Offering, on June 13, 2024, the Company fully repaid this promissory note and it is no longer available.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account or funds from Permitted Withdrawals to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $3.0 million of such Working Capital Loans may be convertible into shares of the post-Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of March 31, 2025 and December 31, 2024, the Company had no outstanding borrowings under the Working Capital Loans.

PERCEPTIVE CAPITAL SOLUTIONS CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)

Administrative Services and Indemnification Agreement

The Company entered into an agreement, commencing on June 11, 2024, through the earlier of the Company’s consummation of a Business Combination and its liquidation, (i) to pay the Sponsor a total of $15,000 per month for office space, secretarial and administrative services and (ii) to indemnify the Sponsor and its affiliates, including Perceptive Advisors, LLC, from any liability arising with respect to their activities in connection with the Company’s affairs, as described in more details in the Administrative Services and Indemnification Agreement. For the three months ended March 31, 2025, the Company incurred and paid $45,000 in fees for these services. For the period from March 22, 2024 (inception) through March 31, 2024 the Company did not incur any fees for these services.

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

Further, there have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect the Company’s search for a target and/or the Company’s ability to complete an initial Business Combination. Recently, the United States has implemented a range of new tariffs and increases to existing tariffs. In response to the tariffs announced by the United States, other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs, and the Company cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

PERCEPTIVE CAPITAL SOLUTIONS CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)
Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods or dependence on access to foreign markets, or foreign businesses’ reliance on sales into the United States). In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the United States, and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain initial Business Combination targets, negatively impact the Company’s ability to raise capital in connection with an initial Business Combination or lead to material adverse effects on a post-Business combination company. Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new U.S. tariffs or foreign retaliatory tariffs, or other changes to trade policies. The business prospects of a particular target for a Business Combination could change even after the Company enters into a business combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target’s business, and it may be costly or impractical for the Company to terminate that business combination agreement. In addition, investors may be hesitant or unwilling to invest in businesses due to the impact of the tariffs and foreign retaliatory tariffs on the global macroeconomic conditions and the public trading markets. These factors could affect the Company’s selection of a Business Combination target.
Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the such factors, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

NOTE 6 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2025 and December 31, 2024, there were 286,250 Class A ordinary shares issued and outstanding, excluding 8,625,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2025 and December 31, 2024, there were 2,156,250 Class B ordinary shares issued and outstanding.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)
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

At March 31, 2025, assets held in the Trust Account were comprised of $965 in cash and $89,287,945 in U.S. Treasury securities. During the three months ended March 31, 2025, the Company withdrew $300,000 of interest income from the Trust Account to fund working capital as permitted.

At December 31, 2024, assets held in the Trust Account were comprised of $430 in cash and $88,653,967 in U.S. Treasury securities. During the period from March 22, 2024 (inception) through December 31, 2024, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at March 31, 2025 and December 31, 2024 are as follows:

	Held to Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
March 31, 2025	U.S. Treasury Securities (matures April 3, 2025)	1	$89,276,947	$10,998	$89,287,945

	Held to Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2024	U.S. Treasury Securities (matures April 3, 2025)	1	$88,615,571	$38,396	$88,653,967

NOTE 8 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

PERCEPTIVE CAPITAL SOLUTIONS CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025
(Unaudited)
The CODM assesses performance for the single segment and decides how to allocate resources based on net income (loss) that also is reported on the statements of operations as net income (loss). The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income (loss) and total assets, which include the following:

	For the Three Months Ended March 31, 2025	For the Period from March 22, 2024 (Inception) Through March 31, 2024
General and administrative expenses	$255,958		$15,397
Investment income on the Trust Account, net	$934,513	$

	As of March 31, 2025	As of December 31, 2024
Cash	$1,191,937	$1,129,684
Investments held in Trust Account	$89,288,910	$88,654,397

The CODM reviews net investment income earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income are reported on the condensed statements of operations and described within their respective disclosures. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report, including, without limitation, statements under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

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
•             our ability to consummate an initial Business Combination due to the uncertainty resulting from geopolitical events, acts of war or terrorism, such as the conflicts in Ukraine and Russia or Israel, economic impacts such as inflation, international tariffs and rising interest rates and public health crises, such as the COVID-19 pandemic;
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
•             our financial performance following our Initial Public Offering (as defined below);
•             the number of redemptions by our public shareholders in connection with a proposed Business Combination; and
•             the other risks and uncertainties discussed herein and in our filings with the U.S. Securities and Exchange Commission (the “SEC”), including in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 19, 2025, and as supplemented by the risks and uncertainties described in Part II, Item 1A. “Risk Factors” of this Quarterly Report.

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
Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 22, 2024 (inception) through March 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had a net income of $678,555, which consists of interest income on cash and investments held in the Trust Account of $961,912, partially offset by unrealized loss on interest earned on cash and marketable securities of $27,399 and operating costs of $255,958.

For the period from March 22, 2024 (inception) through March 31, 2024, we had net loss of $15,397 which consists of operating costs.

Liquidity and Capital Resources

On June 13, 2024, we consummated our Initial Public Offering of 8,625,000 Class A ordinary shares, par value $0.0001 per share (the “Public Shares”), which included the full exercise by the underwriter of the Initial Public Offering (the “underwriter”) of its over-allotment option in the amount of 1,125,000 Class A ordinary shares, at $10.00 per share, generating gross proceeds of $86,250,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 286,250 Class A ordinary shares to the sponsor at a price of $10.00 per share, generating gross proceeds of $2,862,500.

For the three months ended March 31, 2025, cash used in operating activities was $237,747. Net income of $678,555 was affected by interest earned on cash and investments held in the Trust Account of $961,912, an unrealized loss on interest earned on cash and investments held in the Trust Account of $27,399, and changes in operating assets and liabilities of $18,211.

For the period from March 22, 2024 (inception) through March 31, 2024, cash used in operating activities was $0.

As of March 31, 2025, we had cash and investments held in the Trust Account of $89,288,910 (including approximately $3,038,910 of investment income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. The Company may withdraw interest earned on the Trust Account for working capital requirements subject to an annual limit of $300,000, and/or to pay the Company’s taxes (which shall not be subject to the $300,000 annual limitation described in the foregoing) (“Permitted Withdrawals”), divided by the number of the then-outstanding Public Shares. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2025, we had cash of $1,191,937 and working capital of $1,077,921. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Administrative Services and Indemnification Agreement

Commencing on the date that the Company’s registration statement relating to its Initial Public Offering was declared effective through the earlier of consummation of an initial Business Combination and the Company’s liquidation, the Company agreed (i) to pay the sponsor for office space, secretarial and administrative services provided to the Company in the amount of $15,000 per month and (ii) to indemnify the sponsor and its affiliates, including Perceptive Advisors, LLC, from any liability arising with respect to their activities in connection with the Company’s affairs, as described in more details in the Administrative Services and Indemnification Agreement, a copy of which is filed as an exhibit to this Quarterly Report. For the three months ended March 31, 2025, the Company incurred and paid $45,000 in fees for these services. For the period from March 22, 2024 (inception) through March 31, 2025 the Company did not incur any fees for these services.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ (deficit) equity section of our balance sheets.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information otherwise required under this item.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended March 31, 2025.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we detected all of our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.
Legal Proceedings.

None.

Item 1A.
Risk Factors.

Below we are providing, in supplemental form, updates to our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report”). Our risk factors disclosed in Part I, Item 1A of our 2024 Annual Report provide additional discussion regarding these supplemental risks and we encourage you to read and carefully consider all of the risk factors disclosed in Part I, Item 1A of our 2024 Annual Report, together with the below, for a more complete understanding of the risks and uncertainties material to our business.

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an initial Business Combination target or the performance or business prospects of a post-Business Combination company.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our search for a target and/or our ability to complete our initial Business Combination. Recently, the United States has implemented a range of new tariffs and increases to existing tariffs. In response to the tariffs announced by the United States, other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs, and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods or dependence on access to foreign markets, or foreign businesses’ reliance on sales into the United States). In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the United States, and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain initial Business Combination targets, negatively impact our ability to raise capital in connection with an Initial Business Combination or lead to material adverse effects on a post-Business combination company. Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new U.S. tariffs or foreign retaliatory tariffs, or other changes to trade policies. The business prospects of a particular target for a Business Combination could change even after we enter into a business combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target’s business, and it may be costly or impractical for us to terminate that business combination agreement. In addition, investors may be hesitant or unwilling to invest in businesses due to the impact of the tariffs and foreign retaliatory tariffs on the global macroeconomic conditions and the public trading markets. These factors could affect our selection of a Business Combination target.

We may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, we may deem it costly, impractical or risky to complete an initial Business Combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair our ability to identify a suitable target and to complete an initial Business Combination. If we complete an initial Business Combination with such a target, the post-Business Combination company’s operations and financial results could be adversely affected as a result of tariffs or changes to trade policies, which may cause the market value of the securities of the post-Business Combination company to decline.

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

Item 3.
Defaults Upon Senior Securities.

None.

Item 4.
Mine Safety Disclosures.

None.

Item 5.
Other Information.

Rule 10b5-1 Trading Arrangements

None of our directors or executive officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule-10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K, during the fiscal quarter ended March 31, 2025.

Item 6. Exhibits.

The following exhibits are filed or furnished as a part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

3.1	Amended and Restated Memorandum and Articles of Association (1)
4.1	Specimen Ordinary Share Certificate (2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*
Filed herewith.
**
Furnished herewith and not deemed to be “filed” under the Securities Exchange Act of 1934, as amended.
(1)
Previously filed as an exhibit to our Current Report on Form 8-K filed on June 13, 2024 and incorporated by reference herein.
(2)
Previously filed as an exhibit to our Registration Statement on Form S-1, filed with the SEC on May 21, 2024 and incorporated by reference herein.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERCEPTIVE CAPITAL SOLUTIONS CORP

Date: May 12, 2025	By:	/s/ Sam Cohn
	Name:	Sam Cohn
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)