Form 10-Q
period 2025-06-30
Perceptive Capital Solutions Corp
filed 2025-08-13
CIK 2017526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 12, 2025, 8,911,250 Class A ordinary shares, par value $0.0001 per share, and 2,156,250 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

PERCEPTIVE CAPITAL SOLUTIONS CORP
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024	1
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2025, for the Three Months Ended June 30, 2024 and for the Period from March 22, 2024 (Inception) Through June 30, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2025, for the Three Months Ended June 30, 2025 and for the Period from March 22, 2024 (Inception) Through June 30, 2024 (Unaudited)	3
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2025 and for the Period from March 22, 2024 (Inception) Through June 30, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	21
Item 4. Controls and Procedures	21
Part II. Other Information
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	23
Signatures	24

1

PART I - FINANCIAL INFORMATION

Item 1.
Interim Financial Statements.

PERCEPTIVE CAPITAL SOLUTIONS CORP
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Current Assets
Cash	$1,344,409	$1,129,684
Prepaid expenses	121,470	115,006
Total Current Assets	1,465,879	1,244,690
Cash and investments held in Trust Account	89,936,953	88,654,397
Total Assets	$91,402,832	$89,899,087

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current Liabilities
Accrued expenses	$281,154	$210,811
Total Current Liabilities	281,154	210,811
Deferred underwriting fee	3,450,000	3,450,000
Total Liabilities	3,731,154	3,660,811

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, 8,625,000 shares at redemption value of approximately $10.43 and $10.24 per share as of June 30, 2025 and December 31, 2024, respectively	89,936,953	88,354,397

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 286,250 shares issued and outstanding (excluding 8,625,000 shares subject to possible redemption) as of June 30, 2025 and December 31, 2024	29	29
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,156,250 shares issued and outstanding as of June 30, 2025 and December 31, 2024	216	216
Accumulated deficit	(2,265,520)	(2,116,366)
Total Shareholders’ Deficit	(2,265,275)	(2,116,121)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$91,402,832	$89,899,087

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERCEPTIVE CAPITAL SOLUTIONS CORP
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,	For the Period from March 22, 2024 (Inception) Through June 30,
	2025	2024	2025	2024
General and administrative expenses	$193,196	$106,554	$449,154	$121,951
Loss from operations	(193,196)	(106,554)	(449,154)	(121,951)

Other income:
Interest earned on investments held in Trust Account	948,922	202,332	1,910,834	202,332
Unrealized gain on investments held in Trust Account	(879)	7,097	(28,278)	7,097
Total other income, net	948,043	209,429	1,882,556	209,429
Net income	$754,847	$102,875	$1,433,402	$87,478

Weighted average shares outstanding of Class A redeemable ordinary shares	8,625,000	1,629,167	8,625,000	1,466,250

Basic and Diluted net income per ordinary share, Class A redeemable ordinary shares	$0.07	$0.03	$0.13	$0.03

Weighted average shares outstanding of Class A and B non-redeemable ordinary shares	2,442,500	1,982,194	2,442,500	1,877,725

Basic net income per ordinary share, Class A and B non-redeemable ordinary shares	$0.07	$0.03	$0.13	$0.03

Weighted average shares outstanding of Class A and B non-redeemable ordinary shares	2,442,500	2,210,319	2,442,500	2,097,100

Diluted net income per ordinary share, Class A and B non-redeemable ordinary shares	$0.07	$0.03	$0.13	$0.02

(1)
For the period from March 22, 2024 (inception) through June 30, 2024, this number excludes an aggregate of up to 281,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Notes 4 and 6). On June 13, 2024, the underwriter exercised its over-allotment option in full as part of the closing of the Initial Public Offering. As such, 281,250 Founder Shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERCEPTIVE CAPITAL SOLUTIONS CORP
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2025	286,250	$29	2,156,250	$216	$—	$(2,116,366)	$(2,116,121)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(934,513)	(934,513)

Net income	—	—	—	—	—	678,555	678,555
Balance – March 31, 2025 (audited)	286,250	29	2,156,250	216	—	(2,372,324)	(2,372,079)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(648,043)	(648,043)

Net income	—	—	—	—	—	754,847	754,847
Balance – June 20, 2025 (unaudited)	286,250	$29	2,156,250	$216	$—	$(2,265,520)	$(2,265,275)

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND FOR THE PERIOD FROM MARCH 22, 2024 (INCEPTION) THROUGH JUNE 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — March 22, 2024 (inception) (unaudited)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	2,156,250	216	24,784	—	25,000

Net loss	—	—	—	—	—	(15,397)	(15,397)

Balance – March 31, 2024 (unaudited)	—	$—	2,156,250	$216	$24,784	$(15,397)	$9,603

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(2,871,286)	(1,831,790)	(4,703,076)

Sale of Private Placement Shares	286,250	29	—	—	2,862,471	—	2,862,500

Allocated value of transaction costs to Class A shares	—	—	—	—	(15,969)	—	(15,969)

Net income	—	—	—	—	—	102,875	102,875
Balance – June 30, 2024 (unaudited)	286,250	$29	2,156,250	$216	$—	$(1,744,312)	$(1,744,067)

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

PERCEPTIVE CAPITAL SOLUTIONS CORP
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,	For the Period from March 22, 2024 (Inception) Through June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$1,433,402	$87,478
Adjustments to reconcile net income to net cash used in operating activities:
Payment of operating costs through promissory note	—	44,577
Interest earned on investments held in Trust Account	(1,910,834)	(202,332)
Unrealized loss on investments held in Trust Account	28,278	(7,097)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,464)	(147,317)
Accrued expenses	70,343	28,365
Net cash used in operating activities	(385,275)	(196,326)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(86,250,000)
Cash withdrawn from Trust Account for working capital purposes	600,000	—
Net cash provided by (used in) investing activities	600,000	(86,250,000)

Cash Flows from Financing Activities:
Proceeds from sale of shares, net of underwriting discounts paid	—	84,525,000
Proceeds from sale of Private Placement Shares	—	2,862,500
Underwriter reimbursement	—	862,500
Repayment of promissory note – related party	—	(157,056)
Payment of offering costs	—	(359,637)
Net cash provided by financing activities	—	87,733,307

Net Change in Cash	214,725	1,286,981
Cash – Beginning of period	1,129,684	—
Cash – End of period	$1,344,409	$1,286,981

Noncash investing and financing activities:
Deferred offering costs paid directly by Sponsor in exchange for the issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs paid through promissory note - related party	$—	$112,479
Deferred underwriting fee payable	$—	$3,450,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

PERCEPTIVE CAPITAL SOLUTIONS CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from March 22, 2024 (inception) through June 30, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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
JUNE 30, 2025
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
JUNE 30, 2025
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

Liquidity, Capital Resources and Going Concern

As of June 30, 2025, the Company had operating cash of $1,344,409 and a working capital surplus of $1,184,725. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of June 30, 2025, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these condensed financial statements. The Company cannot assure that its plans to consummate an Initial Business Combination will be successful.

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

In accordance with Amended and Restated Memorandum and Articles of Association, the Company has 24 months from the date of IPO (“Initial Public Offering”), or until June 13, 2026, to consummate the Initial Business Combination. The Company’s mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year from the date of the accompanying unaudited condensed financial statements. Management plans to address this uncertainty through a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently June 13, 2026, there will be a mandatory liquidation and subsequent dissolution of the Company, which raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of Combination Period.

PERCEPTIVE CAPITAL SOLUTIONS CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 19, 2025. The interim results for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $1,344,409 and $1,129,684 in cash and no cash equivalents as of June 30, 2025 and December 31, 2024, respectively.

PERCEPTIVE CAPITAL SOLUTIONS CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at June 30, 2025, Public Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. During the three and six months ended June 30, 2025, the Company withdrew $300,000 and $600,000, respectively of interest income from the Trust Account to fund working capital as permitted.

At June 30, 2025 and December 31, 2024, the Public Shares subject to redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$86,250,000
Less:
Class A ordinary shares issuance costs	(4,793,647)
Plus:
Accretion of carrying value to redemption value	6,898,044
Class A ordinary shares subject to possible redemption, December 31, 2024	88,354,397
Plus:
Accretion of carrying value to redemption value	934,513
Class A ordinary shares subject to possible redemption, March 31, 2025	$89,288,910
Plus:
Accretion of carrying value to redemption value	648,043
Class A ordinary shares subject to possible redemption, June 30, 2025	$89,936,953

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

PERCEPTIVE CAPITAL SOLUTIONS CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Certain of its Class A ordinary shares are redeemable and certain of its Class A ordinary shares are non-redeemable. Income and losses are shared pro rata between its Class A redeemable shares and its Class A and Class B non-redeemable shares. This presentation assumes an initial Business Combination as the most likely outcome. The Company does not have any dilutive instruments. Net income per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value. For the period from March 22, 2024 (inception) through June 30, 2024, weighted average shares were reduced for the effect of an aggregate of 281,250 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriter.

The following tables reflect the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30,
	2025		2024
	Class A Redeemable	Class A and B Non-redeemable	Class A Redeemable	Class A and B Non-redeemable
Basic net income per ordinary share:
Numerator:
Allocation of net income	$588,259	$166,588	$46,409	$56,466
Denominator:
Basic weighted average ordinary shares outstanding	8,625,000	2,442,500	1,629,167	1,982,194
Basic net income per ordinary share	$0.07	$0.07	$0.03	$0.03

	For the Six Months Ended June 30, 2025		For the Period from March 30, 2024 (Inception) Through June 30, 2024
	Class A Redeemable	Class A and B Non-redeemable	Class A Redeemable	Class A and B Non-redeemable
Basic net income per ordinary share:
Numerator:
Allocation of net income	$1,117,063	$316,339	$38,357	$49,121
Denominator:
Basic weighted average ordinary shares outstanding	8,625,000	2,442,500	1,466,250	1,877,725
Basic net income per ordinary share	$0.13	$0.13	$0.03	$0.03

	For the Three Months Ended June 30,
	2025		2024
	Class A Redeemable	Class A and B Non-redeemable	Class A Redeemable	Class A and B Non-redeemable
Diluted net income per ordinary share:
Numerator:
Allocation of net income	$588,259	$166,588	$43,652	$59,223
Denominator:
Diluted weighted average ordinary shares outstanding	8,625,000	2,442,500	1,629,167	2,210,319
Diluted net income per ordinary share	$0.07	$0.07	$0.03	$0.03

	For the Six Months Ended June 30, 2025		For the Period from March 30, 2024 (Inception) Through June 30, 2024
	Class A Redeemable	Class A and B Non-redeemable	Class A Redeemable	Class A and B Non-redeemable
Diluted net income per ordinary share:
Numerator:
Allocation of net income	$1,117,063	$316,339	$35,996	$51,482
Denominator:
Diluted weighted average ordinary shares outstanding	8,625,000	2,442,500	1,466,250	2,097,100
Diluted net income per ordinary share	$0.13	$0.13	$0.03	$0.02

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
JUNE 30, 2025
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

On April 22, 2024, the Sponsor assigned 30,000 Founder Shares to each of the Company’s independent directors, Mark McKenna, Kenneth Song, and Harlan Waksal, at a price of $0.01 per share. Each director paid $300 or an aggregate purchase price of $900 in consideration of the assignment of Founder Shares. The sale or allocation of the Founders Shares to the Company’s independent directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company assigned Founder Shares to the Company’s director nominees at a price of $900. This set of Founder Shares was granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to this set of Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2025, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

Related Party Loans

On March 27, 2024, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2024 or the completion of the Initial Public Offering. As of June 30, 2025, the Company had no borrowings under the promissory note. Upon the completion of the Initial Public Offering, on June 13, 2024, the Company fully repaid this promissory note and it is no longer available.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account or funds from Permitted Withdrawals to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $3.0 million of such Working Capital Loans may be convertible into shares of the post-Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of June 30, 2025 and December 31, 2024, the Company had no outstanding borrowings under the Working Capital Loans.

PERCEPTIVE CAPITAL SOLUTIONS CORP
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2025
(Unaudited)

Administrative Services and Indemnification Agreement

The Company entered into an agreement, commencing on June 11, 2024, through the earlier of the Company’s consummation of a Business Combination and its liquidation, (i) to pay the Sponsor a total of $15,000 per month for office space, secretarial and administrative services and (ii) to indemnify the Sponsor and its affiliates, including Perceptive Advisors, LLC, from any liability arising with respect to their activities in connection with the Company’s affairs, as described in more details in the Administrative Services and Indemnification Agreement. For the three and six months ended June 30, 2025, the Company incurred and paid $45,000 and $90,000 in fees for these services, respectively. For the three months ended June 30, 2024 and for the period from March 22, 2024 (inception) through June 30, 2024 the Company incurred $9,500 and $9,500 in fees for these services, respectively, of which such amount is included in accounts payable and accrued expenses in the accompanying unaudited condensed balance sheet.

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
JUNE 30, 2025
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

NOTE 6 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2025 and December 31, 2024, there were 286,250 Class A ordinary shares issued and outstanding, excluding 8,625,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2025 and December 31, 2024, there were 2,156,250 Class B ordinary shares issued and outstanding.

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
JUNE 30, 2025
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

At June 30, 2025, assets held in the Trust Account were comprised of $189 in cash and $89,936,764 in U.S. Treasury securities. During the three and six months ended June 30, 2025, the Company withdrew $600,000 of interest income from the Trust Account to fund working capital as permitted.

At December 31, 2024, assets held in the Trust Account were comprised of $430 in cash and $88,653,967 in U.S. Treasury securities. During the period from March 22, 2024 (inception) through December 31, 2024, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at June 30, 2025 and December 31, 2024 are as follows:

	Held to Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
June 30, 2025	U.S. Treasury Securities (matured April 3, 2025)	1	$89,926,885	$10,118	$89,936,764

	Held to Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2024	U.S. Treasury Securities (matures April 3, 2025)	1	$88,615,571	$38,396	$88,653,967

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
JUNE 30, 2025
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,	For the Period from March 22, 2024 (Inception) Through June 30,
	2025	2024	2025	2024
General and administrative expenses	$193,196	$106,554	$449,154	$121,951
Investment income on the Trust Account, net	$948,922	$202,332	$1,910,834	$202,332

	As of June 30, 2025	As of December 31, 2024
Cash	$1,344,409	$1,129,684
Investments held in Trust Account	$89,936,953	$88,654,397

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 22, 2024 (inception) through June 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net income of $754,847, which consists of interest income on cash and investments held in the Trust Account of $948,922, partially offset by unrealized loss on interest earned on cash and marketable securities of $879 and operating costs of $193,196.

For the six months ended June 30, 2025, we had a net income of $1,433,402, which consists of interest income on cash and investments held in the Trust Account of $1,910,834 partially offset by unrealized loss on interest earned on cash and marketable securities of $28,278 and operating costs of $449,154.

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

Liquidity, Capital Resources and Going Concern

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

For the three months ended June 30, 2025, cash used in operating activities was $385,275. Net income of $1,433,402 was affected by interest earned on cash and investments held in the Trust Account of $1,910,834 an unrealized loss on interest earned on cash and investments held in the Trust Account of $28,2748, and changes in operating assets and liabilities of $63,879.

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

As of June 30, 2025, we had cash and investments held in the Trust Account of $89,936,953 (including approximately $3,686,953 of investment income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. The Company may withdraw interest earned on the Trust Account for working capital requirements subject to an annual limit of $300,000, and/or to pay the Company’s taxes (which shall not be subject to the $300,000 annual limitation described in the foregoing) (“Permitted Withdrawals”), divided by the number of the then-outstanding Public Shares. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2025, we had cash of $1,344,409 and working capital of $1,184,725. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

The Company’s mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year from the date of the accompanying unaudited condensed financial statements. Management plans to address this uncertainty through a Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently June 13, 2026, there will be a mandatory liquidation and subsequent dissolution of the Company, which raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of Combination Period.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Administrative Services and Indemnification Agreement

Commencing on the date that the Company’s registration statement relating to its Initial Public Offering was declared effective through the earlier of consummation of an initial Business Combination and the Company’s liquidation, the Company agreed (i) to pay the sponsor for office space, secretarial and administrative services provided to the Company in the amount of $15,000 per month and (ii) to indemnify the sponsor and its affiliates, including Perceptive Advisors, LLC, from any liability arising with respect to their activities in connection with the Company’s affairs, as described in more details in the Administrative Services and Indemnification Agreement, a copy of which is filed as an exhibit to this Quarterly Report. For the three and six months ended June 30, 2025, the Company incurred and paid $45,000 and $90,000 in fees for these services. For the three months ended June 30, 2024 and for the period from March 22,2024 (inception) through June 30, 2024 the Company incurred and paid $9,500 and $9,500 in fees for these services, respectively, of which such amount is included in accounts payable and accrued expenses in the accompanying unaudited condensed balance sheet.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ deficit. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2025.

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

Item 3.
Defaults Upon Senior Securities.

None.

Item 4.
Mine Safety Disclosures.

None.

Item 5.
Other Information.

Rule 10b5-1 Trading Arrangements

None of our directors or executive officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule-10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K, during the fiscal quarter ended June 30, 2025.

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

PERCEPTIVE CAPITAL SOLUTIONS CORP

Date: August 12, 2025	By:	/s/ Sam Cohn
	Name:	Sam Cohn
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)