Form 10-K
period 2025-12-31
Perceptive Capital Solutions Corp
filed 2026-03-12
CIK 2017526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12 (b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to - 240.10D - 1 (b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

The aggregate market value of the Class A ordinary shares held by non-affiliates of the Registrant, based on the closing price of the Registrant’s units on The Nasdaq Capital Market on June 30, 2025 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $91,597,500.

As of March 10, 2026, the Registrant had 8,911,250 Class A ordinary shares, par value $0.0001 each, issued and outstanding.

CERTAIN ITEMS

Unless otherwise stated in this Annual Report on Form 10-K for the year ended December 31, 2025 (this “Annual Report”), or the context otherwise requires, references to:

●
“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association, as amended on June 11, 2024 in connection with our Initial Public Offering;

●
“Business Combination Agreement” are to the Business Combination Agreement entered into by the Company, StarNet Merger Sub I, Corp., a Delaware corporation and the Company’s wholly-owned subsidiary (“Merger Sub I”), StarNet Merger Sub II, LLC, a Delaware limited liability company and the Company’s wholly-owned subsidiary (“Merger Sub II”), and Freenome, as may be amended from time to time;

●
“Companies Act” are to the Companies Act (Revised) of the Cayman Islands as the same may be amended from time to time;

●
“Company,” “we,” “us,” “our,” “our Company” or “PCSC” are to Perceptive Capital Solutions Corp, a Cayman Islands exempted company;

●
“Founders” are to Joseph Edelman, Adam Stone and Michael Altman, senior executives of Perceptive Advisors;

●
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

●
“Freenome” are to Freenome Holdings, Inc., a Delaware corporation;

●
“Initial Public Offering” refers to our initial public offering for our Class A ordinary shares;

●
“Initial Shareholders” are to our sponsor and each other holder of Founder Shares upon the consummation of our Initial Public Offering;

●
“management” or “our management team” are to our executive officers and directors (including our directors who became directors at the consummation of our Initial Public Offering);

●
“New Freenome” are to Freenome, Inc. after giving effect to the consummation of the transactions contemplated by the Business Combination Agreement;

●
“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●
“Perceptive Advisors” are to Perceptive Advisors, LLC, an affiliate of our sponsor;

●
“permitted withdrawals” means amounts withdrawn or eligible to be withdrawn to fund our working capital requirements, subject to an annual limit of $300,000, and/or to pay our taxes (which shall not be subject to the $300,000 annual limitation described in the foregoing), such withdrawals can only be made from interest and not from the principal held in the trust account;

●
“Private Placement Shares” are to the 286,250 Class A ordinary shares issued to our sponsor at a price of $10.00 per share in a private placement simultaneously with the closing of our Initial Public Offering (which shares are identical to the shares sold in our Initial Public Offering, subject to certain limited exceptions as described herein) and upon conversion of working capital loans;

●
“Proposed Freenome Business Combination” are to the proposed business combination with Freenome;

●
“Public Shareholders” are to the holders of our Public Shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase Public Shares, provided that our sponsor’s and each member of our management team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●
“Public Shares” are to our Class A ordinary shares in our Initial Public Offering (whether they are purchased in our Initial Public Offering or thereafter in the open market); and

●
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

●
the fact that we have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective;

●
our ability to complete the Proposed Freenome Business Combination, or, if the Proposed Freenome Business Combination is not consummated, any other business combination prior to our expiration date on June 13, 2026 (as may be extended pursuant to the MAA);

●
the occurrence of any event, change or other circumstances, including the outcome of any legal proceedings that may be instituted against PCSC and Freenome following the announcement of the Business Combination Agreement and the transactions contemplated therein, that could give rise to the termination of the Business Combination Agreement;

●
the occurrence of any event, change or other circumstances that could give rise to the termination of negotiations and any subsequent definitive agreements with respect to the Business Combination;

●
our expectations around the performance of Freenome or any other prospective target business or businesses;

●
our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●
our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●
our potential ability to obtain additional financing to complete our initial business combination or reimburse any loans the sponsor may loan to the Company;

●
our pool of prospective target businesses;

●
our ability to consummate an initial business combination, including the Proposed Freenome Business Combination, due to the uncertainty resulting from geopolitical tensions or conflicts such as the ongoing conflicts between Russia and Ukraine, Israel and Iran, and Israel and Hamas, acts of war or terrorism, economic impacts such as inflation, international tariffs and rising interest rates and public health crises, such as the COVID-19 pandemic;

●
the ability of our officers and directors to generate alternative potential business combination opportunities if the Proposed Freenome Business Combination is not consummated;

●
our ability to obtain additional financing to complete the Proposed Freenome Business Combination or any other initial business combination;

●
our public securities’ potential liquidity and trading;

●
our ability to meet stock exchange listing standards prior to or following the consummation of an initial business combination, to regain compliance with any stock exchange listing standards prior to the consummation of an initial business combination, and to remain listed on the Nasdaq Capital Market prior to the consummation of our initial business combination;

●
the use of funds not held in the trust account that was established in connection with the Initial Public Offering (the “Trust Account”) or available to us from interest income on the Trust Account balance;

●
the Trust Account not being subject to claims of third parties;

●
our ability continue as a going concern;

●
our ability to recognize the anticipated benefits of the Proposed Freenome Business Combination;

●
costs related to the Proposed Freenome Business Combination our financial performance following our Initial Public Offering;

●
the number of redemptions by our public shareholders in connection with a proposed business combination; and

●
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

PART I

ITEM 1.
BUSINESS

Overview

We are a blank check company incorporated on March 22, 2024 as a Cayman Islands exempted company formed for the purpose of effecting a business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. To date, our efforts have been limited to organizational activities, as activities related to our Initial Public Offering, and since our Initial Public Offering, the search for a prospective business combination. We have generated no operating revenues to date and we do not expect that we will generate operating revenues until we consummate our initial business combination.

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

Our Founders

Our sponsor is an affiliate of Perceptive Advisors, a leading life sciences focused investment firm with over $9.5 billion of regulatory assets under management as of December 31, 2025. Since its launch in 1999, Perceptive Advisors has focused exclusively on the healthcare industry. Our Founders are the founder and management of Perceptive Advisors. Joseph Edelman, our Chairman, founded Perceptive Advisors in 1999. Adam Stone, our Chief Executive Officer, is the Chief Investment Officer of Perceptive Advisors and Michael Altman, our Chief Business Officer, is a Managing Director at Perceptive Advisors. Perceptive Advisors’ investment activity is focused on identifying both private and public companies in the life sciences and medical technology sectors and has investments in 234 companies as of December 31, 2025. The team at Perceptive Advisors consists of trained scientists, physicians and financial analysts who are passionately committed to identifying innovation that can drive critical change to current treatment paradigms. Perceptive Advisors invests across the capital structure and throughout a company’s growth cycle which provides access to a broad universe of management teams and companies seeking flexible capital solutions. Perceptive Advisors is also an active investor in pre-IPO financing rounds known as “crossovers.” Perceptive Advisors has invested in over 144 private companies since 2013 and in 2025 met with approximately 200 potential business combination targets.

Experience with Special Purpose Acquisition Vehicles

Our management team has previous experience in the execution of public acquisition vehicles. In July 2020, ARYA Sciences Acquisition Corp. consummated its initial business combination with Immatics Biotechnologies GmbH (“Immatics”). The ordinary shares of the combined company, Immatics N.V., are traded on Nasdaq under the symbol “IMTX.” Mr. Stone continues to serve on the board of directors of Immatics N.V. following the consummation of the business combination. The closing price of the ordinary shares of Immatics N.V. on Nasdaq on March 10, 2026 was $10.50.

Additionally, in October 2020, ARYA Sciences Acquisition Corp II consummated its initial business combination with Cerevel Therapeutics. The common stock of the combined company, Cerevel Therapeutics Holdings, Inc. (“Cerevel”), is traded on Nasdaq under the symbol “CERE.” On August 1, 2024, Abbvie Inc. and its wholly owned acquisition subsidiaries completed an all-cash tender offer to acquire all outstanding shares of common stock of Cerevel for $45.00 per share. Following the closing of the acquisition, shares of Cerevel’s common stock were delisted from Nasdaq on August 1, 2024.

In June 2021, ARYA Sciences Acquisition Corp III consummated its initial business combination with Nautilus Biotechnology, Inc. (“Nautilus”). The common stock of the combined company trades on Nasdaq under the symbol “NAUT.” The closing price of the common stock of Nautilus on Nasdaq on March 10, 2026 was $2.43.

In July 2023, ARYA Sciences Acquisition Corp V announced that it would not consummate an initial business combination within the time period required by its amended and restated memorandum and articles of association, as amended, and was liquidated after the cash held in trust was returned to its shareholders.

In July 2024, ARYA Sciences Acquisition Corp IV consummated its initial business combination with Adagio Medical, Inc. (“Adagio”). The common stock of the combined company trades on Nasdaq under the symbol “ADGM.” The closing price of the common stock of Adagio on Nasdaq on March 10, 2026 was $0.96.

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

Recent Developments

On December 5, 2025, we, StarNet Merger Sub I, Corp., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub I”), StarNet Merger Sub II, LLC, a Delaware limited liability company and our wholly-owned subsidiary (“Merger Sub II”), and Freenome Holdings, Inc., a Delaware corporation (“Freenome”), entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), the closing of which is subject to certain customary conditions and risks. For more information about the Business Combination Agreement and the other agreements executed in connection therewith or the transactions contemplated thereby, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments.”

Industry Opportunity

While we may acquire a business in any industry, our focus is on the healthcare industry in the United States and other developed countries. We believe the healthcare industry, particularly the life sciences and medical technology sectors, represents an enormous and growing target market with a large number of potential target acquisition opportunities. According to the Center for Medicare and Medicaid Services, in 2024 total U.S national health expenditures represented approximately $5.3 trillion, accounting for approximately 18% of total U.S Gross Domestic Product.

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

●
have a scientific or other competitive advantage in the markets in which they operate and which can benefit from access to additional capital as well as our industry relationships and expertise;

●
are ready to be public, with strong management, corporate governance and reporting policies in place;

●
will likely be well received by public investors and are expected to have good access to the public capital markets;

●
have significant embedded and/or underexploited growth opportunities;

●
exhibit unrecognized value or other characteristics that we believe have been misevaluated by the market based on our rigorous analysis and scientific and business due diligence review; and

●
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

In addition, certain of our Founders, officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities, including any future special purpose acquisition companies they may become involved in and, investment funds, accounts, co-investment vehicles and other entities managed by affiliates of Perceptive Advisors and certain companies in which Perceptive Advisors or such entities have invested. As a result, if any of our Founders, officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations (including any future special purpose acquisition companies they may become involved in and any Perceptive Advisors funds or other investment vehicles), then, subject to their fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these funds or investment entities decide to pursue any such opportunity, we may be precluded from pursuing the same. In addition, investment ideas generated within or presented to Perceptive Advisors or our Founders may be suitable for both us and a current or future Perceptive Advisors fund, portfolio company or other investment entity and, subject to applicable fiduciary duties, will first be directed to such fund, portfolio company or other entity before being directed, if at all, to us. None of Perceptive Advisors, our Founders or any members of our board of directors who are also employed by Perceptive Advisors or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware solely in their capacities as officers or executives of Perceptive Advisors.

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

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Financial Position

As of December 31, 2025, we had $91,872,418 held in the trust account and available for our initial business combination (assuming no redemptions). After consideration of $3,450,000 of deferred underwriting fees payable upon consummation of a business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account, or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There is no limitation on our ability to raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness, privately or through other means, in connection with our initial business combination, including pursuant to forward purchase agreements, non-redemption or backstop arrangements we may enter into. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise. Neither Perceptive nor any of its affiliates are required to provide any financing to us in connection with or after our initial business combination. For more information, see also “Risk Factors—Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination—The post-business combination company may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks,” “Risk Factors—Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination—We may issue shares to investors in connection with our initial business combination at a price which is less than $10.00 or the prevailing market price of our shares at that time, which could dilute the interests of our existing shareholders and add costs” and “Risk Factors—Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination—We may issue notes or other debt, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.”

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

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including any future special purpose acquisition companies they may become involved in and entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

When evaluating the Proposed Freenome Business Combination, and if the Proposed Freenome Business Combination is not consummated and we seek other business combination opportunities, in evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

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

●
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●
cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business, including the management team of Freenome, when evaluating the desirability of effecting our initial business combination with that business and plan to continue to do so if the Proposed Freenome Business Combination is not consummated and we seek other business combination opportunities, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made in connection with our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, including in connection with the Proposed Freenome Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination, including the Proposed Freenome Business Combination.

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

●
we issue (other than in a public offering for cash) ordinary shares that will either (a) be equal to or in excess of 20% of the number of ordinary shares then issued and outstanding (excluding the Private Placement Shares) or (b) have voting power equal to or in excess of 20% of the voting power then issued and outstanding (excluding the Private Placement Shares);

●
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

●
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

●
the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

●
the expected cost of holding a shareholder vote;

●
the risk that the shareholders would fail to approve the proposed business combination;

●
other time and budget constraints of the company; and

●
additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

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

●
Our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our Initial Shareholders, advisors and their affiliates may purchase public shares from public shareholders outside the redemption process, along with the purpose of such purchases;

●
if our Initial Shareholders, advisors and their affiliates were to purchase public shares from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●
our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our Initial Shareholders, advisors and their affiliates would not be voted in favor of approving the business combination transaction;

●
our Initial Shareholders, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●
we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

●
the amount of our securities purchased outside of the redemption offer by our Initial Shareholders, advisors and their affiliates, along with the purchase price;

●
the purpose of the purchases by our Initial Shareholders, advisors and their affiliates;

●
the impact, if any, of the purchases by our Initial Shareholders, advisors and their affiliates on the likelihood that the business combination transaction will be approved;

●
the identities of our security holders who sold to our Initial Shareholders, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Initial Shareholders, advisors and their affiliates; and

●
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

●
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●
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

●
conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●
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

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we only have 24 months from the closing of our Initial Public Offering to consummate an initial business combination. If we do not consummate an initial business combination within 24 months from the closing of our Initial Public Offering, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us for permitted withdrawals (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares in issue, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn for permitted withdrawals and, if we decide to liquidate, $100,000 of dissolution expenses, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (excluding our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriter of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2025, we have approximately $865,031 cash held outside the Trust Account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors; however such liability will not be greater than the amount of funds from our Trust Account received by any such shareholder.

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

Our public shareholders are entitled to receive funds from the Trust Account only (i) in the event of the redemption of our public shares if we do not consummate an initial business combination within 24 months from the closing of our Initial Public Offering, (ii) in connection with the implementation by the directors of, following a shareholder vote, an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed or repurchased in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination, including the Proposed Freenome Business Combination, within 24 months from the closing of our Initial Public Offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

We are required to evaluate our internal control procedures as required by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We filed a registration statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

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

We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior June 30, and (ii) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior June 30.

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

●
The Proposed Freenome Business Combination may not be completed on the terms or timeline currently contemplated, or at all.

●
During the pendency of the Business Combination Agreement, we may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Business Combination Agreement, which could adversely affect its business.

●
We are a newly incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●
Past performance by our management team or their affiliates, including Perceptive Advisors, ARYA Sciences Acquisition Corp., ARYA Sciences Acquisition Corp II, ARYA Sciences Acquisition Corp III and ARYA Sciences Acquisition Corp IV, or their respective business combination targets, may not be indicative of future performance of an investment in us.

●
Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, including the Proposed Freenome Business Combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●
Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●
If we seek shareholder approval of our initial business combination, including the Proposed Freenome Business Combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, including the Proposed Freenome Business Combination, regardless of how our public shareholders vote.

●
You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.

●
Nasdaq may delist our Class A ordinary shares from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●
The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●
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

●
If the Proposed Freenome Business Combination is not consummated, we may not be able to consummate our initial business combination within 24 months after the closing of our Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

●
If we seek shareholder approval of our initial business combination, our Initial Shareholders, advisors and their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

●
If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

●
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

●
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

●
We have been a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

●
Because we are incorporated under the laws of the Cayman Islands, in the event we do not consummate an initial business combination, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

●
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

Risks Relating to Our Search for, Consummation of, or Inability to Consummate, a Business Combination

The Proposed Freenome Business Combination may not be completed on the terms or timeline currently contemplated, or at all.

The consummation of the Proposed Freenome Business Combination is subject to numerous conditions, including the effectiveness of the registration statement on Form S-4 to be filed by us as part of the Proposed Freenome Business Combination, and other customary closing conditions, and there can be no assurance that the Proposed Freenome Business Combination will be consummated.

If the Proposed Freenome Business Combination is not completed for any reason, the price of our Class A Ordinary Shares may decline to the extent that the market price of our Class A Ordinary Shares reflects or previously reflected positive market assumptions that the Proposed Freenome Business Combination would be completed and the related benefits would be realized. In addition, we have expended and will continue to expend significant management time and resources and have incurred and will continue to incur significant expenses due to legal, advisory, printing, and financial services fees related to the Proposed Freenome Business Combination. These expenses must be paid regardless of whether the Proposed Freenome Business Combination is consummated.

If the Proposed Freenome Business Combination is not completed for any reason, our ongoing business and financial results may be adversely affected and, without realizing any of the benefits of having completed the Proposed Freenome Business Combination, we will be subject to a number of risks, including the following:

●
we will be required to pay costs relating to the Proposed Freenome Business Combination, which are substantial, such as legal, accounting, financial advisory, and printing fees, whether or not the Proposed Freenome Business Combination is completed;

●
time and resources committed by our management to matters relating to the Proposed Freenome Business Combination could otherwise have been devoted to pursuing other beneficial opportunities;

●
we may experience negative reactions from financial markets, including negative impacts on the price of our Class A Ordinary Shares, including to the extent that the current market price reflects a market assumption that the Proposed Freenome Business Combination will be completed;

●
we may experience negative reactions from employees, customers, or vendors; and

●
since the Business Combination Agreement restricts the conduct of our business prior to completion of the Proposed Freenome Business Combination, we may not have been able to take certain actions during the pendency of the Proposed Freenome Business Combination that would have benefited it as an independent company and the opportunity to take such actions may no longer be available.

During the pendency of the Business Combination Agreement, we may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Business Combination Agreement, which could adversely affect its business.

Covenants in the Business Combination Agreement impede our ability to make acquisitions, subject to specified exceptions relating to fiduciary duties, or complete other mergers, sales of assets, or other business combinations pending completion of the Proposed Freenome Business Combination. As a result, if the Proposed Freenome Business Combination is not completed, we may be at a disadvantage to our competitors during that period. In addition, while the Business Combination Agreement is in effect, we are generally prohibited from soliciting, initiating, encouraging, or entering into specified extraordinary transactions, such as a merger, sale of assets, or other business combination, with any third party, subject to specified exceptions, even if any such transaction could be favorable to our stockholders.

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

Past performance by our management team or their affiliates, including Perceptive Advisors, ARYA Sciences Acquisition Corp., ARYA Sciences Acquisition Corp II, ARYA Sciences Acquisition Corp III and ARYA Sciences Acquisition Corp IV, or their respective business combination targets, may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team or their affiliates, including Perceptive Advisors, ARYA Sciences Acquisition Corp., ARYA Sciences Acquisition Corp II, ARYA Sciences Acquisition Corp III and ARYA Sciences Acquisition Corp IV, or their respective business combination targets, is presented for informational purposes only. Any past experience of and performance by our management team or their affiliates, including Perceptive Advisors, ARYA Sciences Acquisition Corp., ARYA Sciences Acquisition Corp II, ARYA Sciences Acquisition Corp III and ARYA Sciences Acquisition Corp IV, or their respective business combination targets, is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any business combination we may consummate. You should not rely on the historical record of our management team or their affiliates, including ARYA Sciences Acquisition Corp., ARYA Sciences Acquisition Corp II, ARYA Sciences Acquisition Corp III, ARYA Sciences Acquisition Corp IV and Perceptive Advisors or any of their affiliates’ or managed fund’s performance as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. An investment in us is not an investment in Perceptive Advisors.

Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, including the Proposed Freenome Business Combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial business combination, including the Proposed Freenome Business Combination, unless the business combination would require shareholder approval under applicable Cayman Islands law or stock exchange listing requirements or if we decide to hold a shareholder vote for business or other reasons. For instance, the Nasdaq rules currently allow us to engage in a tender offer in lieu of a shareholder meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our issued and outstanding shares (excluding the Private Placement shares) to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our issued and outstanding ordinary shares (excluding the Private Placement shares), we would seek shareholder approval of such business combination. However, except as required by applicable law or stock exchange rule, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the issued and outstanding ordinary shares do not approve of the business combination we consummate.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses, including Freenome. Since our board of directors may complete a business combination without seeking shareholder approval, including the Proposed Freenome Business Combination, public shareholders may not have the right or opportunity to vote on the business combination, including the Proposed Freenome Business Combination, unless we seek such shareholder approval. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination. The amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions and the per-share value of shares held by non-redeeming shareholders may reflect our obligation to pay the deferred underwriting commissions.

If we seek shareholder approval of our initial business combination, including the Proposed Freenome Business Combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, including the Proposed Freenome Business Combination, regardless of how our public shareholders vote.

Our sponsor owns, on an as-converted basis, 20% of our issued and outstanding ordinary shares (excluding the Private Placement shares) immediately following the completion of our Initial Public Offering. Our sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to the completion of our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the business combination. As a result, in addition to our shareholders’ Founder Shares and Private Placement shares, we would need 3,091,251, or 35.8% of the 8,625,000 Public Shares sold in connection with our Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all issued and outstanding shares are voted). Assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association, vote their shares, we will not need any public shares in addition to our Founder Shares and the Private Placement shares held by our sponsor to be voted in favor of an initial business combination in order to approve an initial business combination. Accordingly, if we seek shareholder approval of our initial business combination, including the Proposed Freenome Business Combination, the agreement by our sponsor and our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.

Our public shareholders are entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with the implementation by the directors of, following a shareholder vote, an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed or repurchased in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business within 24 months from the closing of our Initial Public Offering, including the Proposed Freenome Business Combination, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination, including the Proposed Freenome Business Combination, within 24 months from the closing of our Initial Public Offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.

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

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●
a limited availability of market quotations for our securities;

●
reduced liquidity for our securities;

●
a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●
a limited amount of news and analyst coverage; and

●
a decreased ability to issue additional securities or obtain additional financing in the future.

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

We may seek to enter into a business combination transaction agreement with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions, such as the payment of expenses incurred in connection with the business combination. In particular, it is a condition to closing under the Business Combination Agreement that the aggregate cash proceeds available for release from the Trust Account (after deducting any amounts paid to our shareholders that exercise their redemption rights in connection with the Proposed Freenome Business Combination), together with the proceeds from the PIPE Financing, less certain of our unpaid expenses, must equal at least $250,000,000. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Consequently, if accepting all properly submitted redemption requests would not allow us to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

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

If the Proposed Freenome Business Combination is not consummated, we may not be able to consummate an initial business combination within 24 months after the closing of our Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

If the Proposed Freenome Business Combination is not consummated and is otherwise terminated, we may not be able to find a suitable target business and consummate an initial business combination within 24 months after the closing of our Initial Public Offering. An increasing number of SPACs have liquidated beginning in the second half of the 2022 due to an inability to complete an initial business combination within their allotted time periods. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets, international tariffs, public health crises, geopolitical tensions or conflicts, and the other risks described herein, including, but not limited to, the war between Russia and Ukraine, the war in Iran and the broader conflict and escalating tensions in the Middle East.

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

Delays in the government budget process or a government shutdown may materially adversely affect our ability to complete our initial business combination, including the Proposed Freenome Business Combination, or the operations of the post-closing company following the business combination

Each year, the U.S. Congress must pass all spending bills in the federal budget. If any such spending bill is not timely passed, a government shutdown will close many federally run operations, which includes those of the SEC, and halt work for federal employees unless they are considered essential. If a government shutdown occurs, and the SEC remains closed for a prolonged period of time, we may not be able to complete our initial business combination, including the Proposed Freenome Business Combination, particularly if the SEC is unable to timely review our filings, or those of a target business or other entity that relate to our initial business combination, or to declare such filings effective to the extent required or as may be applicable. Additionally, following consummation of our initial business combination, including the Proposed Freenome Business Combination, the post-closing company’s operations or its ability to raise additional capital to support its operations could be materially adversely affected by any prolonged government shutdown.

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

●
Our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our Initial Shareholders, advisors and their affiliates may purchase public shares from public shareholders outside the redemption process, along with the purpose of such purchases;

●
if our Initial Shareholders, advisors and their affiliates were to purchase public shares from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●
our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our Initial Shareholders, advisors and their affiliates would not be voted in favor of approving the business combination transaction;

●
our Initial Shareholders, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●
we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

●
the amount of our securities purchased outside of the redemption offer by our Initial Shareholders, advisors and their affiliates, along with the purchase price;

●
the purpose of the purchases by our Initial Shareholders, advisors and their affiliates;

●
the impact, if any, of the purchases by our Initial Shareholders, advisors and their affiliates on the likelihood that the business combination transaction will be approved;

●
the identities of our security holders who sold to our Initial Shareholders, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Initial Shareholders, advisors and their affiliates; and

●
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

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our Initial Public Offering and the sale of the Private Placement shares, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination (including the Proposed Freenome Business Combination) within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

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

As of December 31, 2025, we had $865,031 cash held outside the Trust Account to fund our working capital requirements and a working capital deficit of $1,346,674. We believe that the funds available to us outside of the Trust Account, together with funds available from loans from our sponsor, members of our management team or any of their affiliates (including loans convertible into our Class A ordinary shares on the same terms as the private placement shares) will be sufficient to allow us to operate until we are required to liquidate pursuant to our amended and restated memorandum and articles of association; however, our estimate may not be accurate, and our sponsor, members of our management team or any of their affiliates are under no obligation to advance funds to us in such circumstances. Further, our independent registered public accounting firm’s report included in this Report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.” We expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, including Freenome, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

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

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share (which was the offering price in the Initial Public Offering).

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

Upon redemption of our public shares, if we have not consummated an initial business combination, including the Proposed Freenome Business Combination, within 24 months from the closing of our Initial Public Offering, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to a letter agreement, our sponsor has agreed to be liable to us if and to the extent any claims by a third party vendor (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduces the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under our indemnity of the underwriter of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, even in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we have not asked our sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, or if we otherwise enter compulsory or court supervised liquidation, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, we may not be able to return to our public shareholders $10.00 per share (which was the offering price in our Initial Public Offering).

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn for permitted withdrawals and, if we decide to liquidate, $100,000 of dissolution expenses, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.00 per public share.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, we and the members of our board of directors may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy/insolvency laws as either a “preferential transfer” or a “fraudulent conveyance, preference or disposition” As a result, a liquidation or a bankruptcy or other court could seek to recover all amounts received by our shareholders.

In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing it and us to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure that claims will not be brought against us for these reasons.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, the per share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

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

You may be unable to ascertain the merits or risks of any particular target business’s operations.

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

Although we have identified general criteria for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria, such combination may not be as successful as a combination with a business that does meet all of our general criteria. In addition, if we announce a prospective business combination with a target that does not meet our general criteria, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange rule, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria. If we do not complete our initial business combination within the required time period, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, on the liquidation of our Trust Account.

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

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination, including the Proposed Freenome Business Combination. We may also issue Class A ordinary shares upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of up to 479,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of December 31, 2025, there were 470,088,750 and 17,843,750 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein and in our amended and restated memorandum and articles of association. There are no preference shares issued and outstanding.

The post-business combination company may issue a substantial number of additional Class A ordinary shares or preference shares to complete its initial business combination or under an employee incentive plan after completion of an initial business combination, including in connection with the Proposed Freenome Business Combination. In the case of the Proposed Freenome Business Combination, the number of shares to be issued to Freenome stockholders at Closing will be based on the exchange ratio set out in the Business Combination Agreement. The post-business combination company may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to the completion of our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote as a class with our public shares (a) on our initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination or (b) to approve an amendment to our amended and restated memorandum and articles of association to (x) extend the time we have to consummate a business combination beyond 24 months from the closing of our Initial Public Offering or (y) amend the foregoing provisions. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●
may significantly dilute the equity interest of investors in our Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●
may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded to Class A ordinary shares;

●
could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, the post-business combination company’s ability to use its net operating loss carry forwards, if any, and could result in the resignation or removal of the post-business combination company’s officers and directors;

●
may have the effect of delaying or preventing a change of control of the post-business combination company by diluting the share ownership or voting rights of a person seeking to obtain control of the post-business combination company; and

●
may adversely affect prevailing market prices for our Class A ordinary shares.

For more information on additional financing that we may raise in connection with our business combination and risks related thereto, also see “—We may issue shares to investors in connection with our initial business combination at a price which is less than $10.00 or the prevailing market price of our shares at that time, which could dilute the interests of our existing shareholders and add costs” and “—We may issue notes or other debt, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.”

We may issue shares to investors in connection with our initial business combination at a price which is less than $10.00 or the prevailing market price of our shares at that time, which could dilute the interests of our existing shareholders and add costs.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) in order to complete an initial business combination and provide sufficient liquidity and capital to the post-business combination entity. The price of the shares so issued in connection with an initial business combination may be less, and potentially significantly less, than $10.00 per share or the market price for our shares at such time. Any such issuances of equity securities at a price that is less than $10.00 or the prevailing market price of our shares at that time could be structured to ensure a return on investment to the investors and could dilute the interests of our existing shareholders in a manner that would not ordinarily occur in a traditional Initial Public Offering and could result in both a reduction in the trading price of our shares to the price at which we issue such equity securities and fluctuations in the net tangible book value per share of the combined company’s securities following the completion of our initial business combination. We may also provide price protection or other incentives, or issue convertible securities such as preferred equity or convertible debt, and the exercise or conversion price of those securities may be fixed or adjustable, and may be less, and potentially significantly less, than $10.00 per share or the market price for our shares at such time. Such issuances could also result in additional transaction costs related to our initial business combination compared to a traditional Initial Public Offering, including the placement fees associated with the engagement of a placement agent in connection with PIPE transactions.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination within the required time period, our public shareholders may receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, on the liquidation of our Trust Account.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination within the required time period, our public shareholders may receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, on the liquidation of our Trust Account.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

●
default and foreclosure on the assets of the post-business combination company if its operating revenues are insufficient to repay its debt obligations;

●
acceleration of the post-business combination company’s obligations to repay such indebtedness, even if it makes all principal and interest payments when due, if it breaches certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●
the post-business combination company’s immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●
post-business combination company’s inability to obtain necessary additional financing if the debt security contains covenants restricting its ability to obtain such financing while the debt security is outstanding;

●
using a substantial portion of the post-business combination company’s cash flow to pay principal and interest on its debt, which will reduce the funds available for expenses, capital expenditures, acquisitions and other general corporate purposes;

●
limitations on the post-business combination company’s flexibility in planning for and reacting to changes in its business and in the industry in which it operates;

●
increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●
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

As of December 31, 2025, we had approximately $88,422,418 available to consummate an initial business combination in our Trust Account. We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●
solely dependent upon the performance of a single business, property or asset; or

●
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

We may attempt to complete our initial business combination with a private company about which little information is available, such as Freenome, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, including Freenome, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●
restrictions on the nature of our investments; and

●
restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

●
registration as an investment company with the SEC;

●
adoption of a specific form of corporate structure; and

●
reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be held as cash, including in demand deposit accounts at a bank, or invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our Initial Public Offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with the implementation by the directors of, following a shareholder vote, an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination, including the Proposed Freenome Business Combination, within 24 months from the closing of our Initial Public Offering or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within 24 months from the closing of our Initial Public Offering, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act.

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

In the adopting release for the 2024 SPAC Rules (as defined below), the SEC provided guidance that a SPAC’s potential status as an “investment company” depends on a variety of factors, such as a SPAC’s duration, asset composition, business purpose and activities and “is a question of facts and circumstances” requiring individualized analysis. If we were deemed to be subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. Unless we are able to modify our activities so that we would not be deemed an investment company, we would either register as an investment company or wind down and abandon our efforts to complete an initial business combination and instead liquidate the Company. Were we to liquidate, our shareholders would lose the investment opportunity associated with an investment in a potential initial business combination that we may consummate, including any potential price appreciation of our Class A ordinary shares.

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

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we do not complete our initial business combination, our public shareholders may receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, or less in certain circumstances, on the liquidation of our Trust Account.

Although we believe that the net proceeds of our Initial Public Offering and the sale of the Private Placement Shares and the funds from permitted withdrawals will be sufficient to allow us to complete our initial business combination, we cannot provide any assurance that the capital requirements for any particular transaction, including the Proposed Freenome Business Combination, will not exceed our available funds. If the net proceeds of our Initial Public Offering and the sale of the Private Placement Shares and the funds from permitted withdrawals prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination, including the Proposed Freenome Business Combination. Such financing may not be available on acceptable terms, if at all. The current economic environment may make difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we do not complete our initial business combination within the required time period, our public shareholders may receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, on the liquidation of our Trust Account. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

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

A business combination may be delayed or ultimately prohibited since such initial business combination may be subject to regulatory review and approval, including pursuant to foreign investment regulations and review by governmental entities such as the Committee on Foreign Investment in the United States (“CFIUS”).

Our sponsor, Perceptive Capital Solutions Holdings, is a Cayman Islands exempted company and currently owns 2,352,500 Class A ordinary shares. Our sponsor is governed by a board of directors consisting of two directors, Adam Stone and Michael Altman, who are U.S. citizens. As such, Messrs. Stone and Altman have voting and investment discretion with respect to the securities beneficially owned by the sponsor. The sponsor is not “controlled” (as defined in 31 CFR 800.208) by a foreign person, such that the sponsor’s involvement in any business combination would be a “covered transaction” (as defined in 31 CFR 800.213), which CFIUS has jurisdiction to review depends on, among other factors, the nature and structure of the transaction, the nationality of the parties, the level of beneficial ownership interest, and the nature of any information or governance rights involved.

For example, transactions that result in “control” (as defined in 31 C.F.R. § 800.208) of a U.S. business by a foreign person are subject to CFIUS jurisdiction. CFIUS also has jurisdiction to review non-”control” transactions that afford a foreign person certain information, governance, and/or access rights in a U.S. business that has a qualifying nexus to “critical technologies,” “covered investment critical infrastructure,” and/or “sensitive personal data” as those terms are defined in the CFIUS regulations (31 C.F.R. §§ 800.215, 212, 241). Foreign investments in U.S. businesses that deal in “critical technology” or that involve certain foreign government interests may be subject to mandatory pre-closing CFIUS filing requirements. Failure to make a CFIUS filing where one is required may subject the transacting parties to significant civil fine.

CFIUS may decide to investigate, delay, or block any business combination, or impose conditions with respect to it, which may delay or prevent the parties from consummating any business combination. Because we have only a limited time to complete our initial business combination, our failure to obtain any approvals within the requisite time period may require us to liquidate. In such event, our shareholders will miss the opportunity to benefit from the business combination and the potential appreciation in value of such investment. Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications may adversely affect our business, including our ability to negotiate and complete our initial business combination.

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

On January 24, 2024, the SEC issued final rules (the “2024 SPAC Rules”), which became effective on July 1, 2024, that formally adopted some of the SEC’s proposed rules for SPACs that were released on March 30, 2022. The 2024 SPAC Rules, among other items, impose additional disclosure requirements in Initial Public Offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. The 2024 SPAC Rules may materially adversely affect our business, including our ability to negotiate and complete, and the costs associated with, our initial business combination, and results of operations.

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

A deterioration in economic conditions and related drivers of global uncertainty and change, such as reduced business activity, high unemployment, rising interest rates, housing prices, and energy prices (including the price of gasoline), increased consumer indebtedness, lack of available credit, the rate of inflation, and consumer perceptions of the economy, as well as other factors, such as geopolitical tensions or conflicts, terrorist attacks, protests, looting, and other forms of civil unrest, cyber attacks and data breaches, public health emergencies (such as the COVID-19 pandemic and other epidemics), extreme weather conditions and climate change, significant changes in the political environment, political instability, armed conflict (such as the ongoing military conflict between Ukraine and Russia, the war in Iran and the broader conflict and escalating tensions in the Middle East) and/or public policy, including increased state, local or federal taxation, could adversely affect our financial condition, the financial condition of prospective target companies for our initial business combination, or the financial condition of the combined company even if we successfully consummate a business combination, as well as our ability to locate a commercially viable target company for our business combination in the first instance.

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

Our amended and restated memorandum and articles of association provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our amended and restated memorandum and articles of association or otherwise related in any way to each member’s shareholding in the Company, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former director, officer or other employee to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our amended and restated memorandum and articles of association, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our amended and restated memorandum and articles of association will not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim.

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

Pursuant to the Registration and Shareholder Rights Agreement, by and between the sponsor and certain security holders, dated June 13, 2024 (the “Registration Rights Agreement”), entered into in connection with the closing of our Initial Public Offering, our sponsor and its permitted transferees can demand that we register the Class A ordinary shares into which Founder Shares are convertible and the Private Placement Shares, including the Private Placement Shares that may be issued upon conversion of Working Capital Loans. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our shareholders, the underwriter, holders of Working Capital Loans or their permitted transferees are registered for resale. As discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments,” the Investor Rights Agreement (as defined below) will be amend and restate the Registration Rights Agreement in connection with the closing of the Proposed Freenome Business Combination (the “Closing”).

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

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel or the hiring of ineffective personnel after our initial business combination could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination and be successful thereafter may be dependent upon the efforts of our key personnel or a target’s key personnel. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. We cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

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

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. In addition, pursuant to the Registration Rights Agreement, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the Registration Rights Agreement. As discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments,” the Investor Rights Agreement will amend and restate the Registration Rights Agreement in connection with the Closing.

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

General Risk Factors

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern”.

As of December 31, 2025, we had $865,031 in its operating bank account and working capital deficit of $1,346,674. Further, we have incurred and expect to continue to incur significant costs in pursuit of our finance and acquisition plans, including the consummation of an initial business combination. We cannot assure you that our plans to raise additional capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern.

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

Because we are incorporated under the laws of the Cayman Islands, in the event we do not consummate an initial business combination, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

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

●
we have a board that includes a majority of “independent directors,” as defined under Nasdaq rules;

●
we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●
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

We have been a passive foreign investment company (“PFIC”) which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a beneficial owner of Class A ordinary shares that is for U.S. federal income tax purposes: (i) an individual citizen or resident of the United States, (ii) a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia, (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source or (iv) a trust if (A) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust, or (B) it has in effect a valid election to be treated as a U.S. person (a “U.S. Holder”), such U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Because we are a blank-check company with no current active business, we believe it is likely that we are classified as a PFIC and expect to be a PFIC in the foreseeable future. However, because PFIC status is based on income, assets and activities for the entire taxable year, it is not possible to determine our PFIC status for any taxable year until after the close of the taxable year. In addition, our U.S. counsel expresses no opinion with respect to our PFIC status for any taxable year as such determination is inherently factual. The PFIC rules are complex and will depend on a holder’s particular circumstances. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●
costs and difficulties inherent in managing cross-border business operations;

●
rules and regulations regarding currency redemption;

●
complex corporate withholding taxes on individuals;

●
laws governing the manner in which future business combinations may be effected;

●
exchange listing and/or delisting requirements;

●
tariffs and trade barriers;

●
regulations related to customs and import/export matters;

●
local or regional economic policies and market conditions;

●
unexpected changes in regulatory requirements;

●
longer payment cycles;

●
tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●
currency fluctuations and exchange controls;

●
rates of inflation;

●
challenges in collecting accounts receivable;

●
cultural and language differences;

●
employment regulations;

●
underdeveloped or unpredictable legal or regulatory systems;

●
corruption;

●
protection of intellectual property;

●
social unrest, crime, strikes, riots and civil disturbances;

●
regime changes and political upheaval;

●
terrorist attacks, natural disasters, widespread health emergencies and wars; and

●
deterioration of political relations with the United States.

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

Use of Proceeds

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

Recent Developments

Business Combination Agreement

On December 5, 2025, we, StarNet Merger Sub I, Corp., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub I”), StarNet Merger Sub II, LLC, a Delaware limited liability company and our wholly-owned subsidiary (“Merger Sub II”), and Freenome, entered into the Business Combination Agreement. The Proposed Freenome Business Combination was unanimously approved by the boards of directors and special committees comprised of independent and disinterested members of the boards of directors of each of the Company and Freenome. The Proposed Freenome Business Combination is expected to close in the first half of 2026, following the receipt of the requisite approvals of the Company shareholders and Freenome stockholders and the fulfillment of other customary closing conditions (the “Closing”).

Subject to the terms and conditions of the Business Combination Agreement, we will de-register from the Register of Companies in the Cayman Islands and transfer by way of continuation from the Cayman Islands to Delaware and domesticate as a Delaware corporation (the “Domestication”) and change our name to Freenome, Inc. (“New Freenome”). Immediately prior to the Domestication, the holders of each issued and outstanding Class B ordinary share will elect to convert their Class B ordinary shares into Class A ordinary shares and immediately prior to the Domestication, the Company will effect the redemption of the Public Shares that are validly submitted for redemption and not withdrawn. In connection with the Domestication, each issued and outstanding Class A ordinary share will be converted into one share of common stock, par value $0.0001 per share, of New Freenome (the “New Freenome Common Stock”). Following the Domestication, Merger Sub I will merge with and into Freenome, with Freenome as the surviving company in the merger and, after giving effect to such merger, as a wholly-owned subsidiary of New Freenome (the “First Merger”). At the time the First Merger becomes effective (the “Effective Time”): (i) each share of Freenome common stock (collectively, “Freenome Common Shares”) issued and outstanding as of immediately prior to the Effective Time (including such shares issued upon the conversion of all shares of Freenome preferred stock into Freenome Common Shares prior to the Effective Time in accordance with the terms of the Business Combination Agreement, but excluding Freenome Common Shares held in treasury or by Freenome stockholders who have properly demanded appraisal of such Freenome Common Shares in accordance with Section 262 of the DGCL) will be automatically canceled and extinguished and converted into the right to receive a number of shares of New Freenome Common Stock based on an exchange ratio, which is based on an implied Freenome base equity value of $725,000,000 and subject to certain adjustments as set forth in the Business Combination Agreement (the “Exchange Ratio”); (ii) each option to purchase Freenome Common Shares (each, a “Freenome Option”), whether vested or unvested, will cease to represent the right to purchase Freenome Common Shares and will be canceled in exchange for options to purchase New Freenome Common Stock under the equity incentive plan to be adopted by PCSC in advance of the Closing (the “New Freenome Equity Incentive Plan”), adjusted for the Exchange Ratio and exercise price, and generally subject to the same terms and conditions (including applicable vesting, expiration and forfeiture provisions) that applied to the corresponding Freenome Option immediately prior to the Effective Time; and (iii) each restricted stock unit award that is outstanding with respect to Freenome Common Shares (each, a “Freenome RSU Award”), whether vested or unvested, will be canceled in exchange for a restricted stock unit award under the New Freenome Equity Incentive Plan that settles in a number of shares of New Freenome Common Stock in an amount and subject to such terms and conditions, in each case, as to be set forth on an allocation schedule, that will generally be subject to the same terms and conditions (including applicable vesting, expiration and forfeiture provisions) that applied to the corresponding Freenome RSU Award immediately prior to the Effective Time.

As part of the same overall transaction as the First Merger, subject to the terms and conditions of the Business Combination Agreement, Freenome, as the surviving corporation of the First Merger, will merge with and into Merger Sub II with Merger Sub II continuing as the surviving company in the merger (the “Second Merger” and together with the First Merger, the “Mergers”).

Sponsor Letter Agreement

Concurrently with the execution of the Business Combination Agreement, we, our sponsor, certain insiders of the Company (“PCSC Insiders”) and Freenome entered into the Sponsor Letter Agreement (the “Sponsor Letter Agreement”), pursuant to which our sponsor and each PCSC Insider, as a holder of Founder Shares has agreed to, among other things, (i) vote in favor of the Business Combination Agreement and the Proposed Freenome Business Combination, (ii) waive any adjustment to the conversion ratio set forth in the governing documents of the Company or any other anti-dilution or similar protection with respect to the Founder Shares (whether resulting from the transactions contemplated by the Subscription Agreements (as defined below) or otherwise), (iii) be bound by certain other covenants and agreements related to the Proposed Freenome Business Combination, (iv) be bound by certain transfer restrictions with respect to his, her or its ordinary shares prior to the Closing, and (v) be subject to the restrictions contemplated by the Lock-Up Agreements (as defined below) in each case, on the terms and subject to the conditions set forth in the Sponsor Letter Agreement.

PIPE Financing (Private Placement)

Concurrently with the execution of the Business Combination Agreement, on December 5, 2025, we entered into subscription agreements (the “Subscription Agreements”) with certain qualified institutional buyers, institutional accredited investors, and other accredited investors, including, among others, Perceptive Life Sciences Master Fund Ltd, a fund managed by Perceptive Advisors, an affiliate of our sponsor, as well as certain existing stockholders of Freenome (collectively, the “PIPE Investors”). Pursuant to the Subscription Agreements, the PIPE Investors agreed to subscribe for and purchase, and we agreed to issue and sell to the PIPE Investors, on the date the Closing occurs (the “Closing Date”), an aggregate of 24,000,000 shares of New Freenome Common Stock for a purchase price of $10.00 per share, and aggregate gross proceeds of $240,000,000 (the “PIPE Financing”).

The obligations of each party to consummate the PIPE Financing are conditioned upon, among other things, (i) the New Freenome Common Stock (including the New Freenome Common Stock issuable to the PIPE Investors pursuant to the Subscription Agreements) having been approved for listing on Nasdaq; (ii) satisfaction of all conditions precedent to the Closing ; and (iii) the absence of specified adverse judgements, orders, laws, rules or regulations enjoining or otherwise prohibiting the consummation of the Proposed Freenome Business Combination.

The obligations of the PIPE Investors to consummate the PIPE Financing are further subject to additional conditions, including, among other things: (i) the Business Combination Agreement shall not have been amended, modified, or supplemented, and no condition waived thereunder, in a manner that would reasonably be expected to materially and adversely affect the economic benefits that a PIPE Investor (in its capacity as such) would reasonably expect to receive under the Subscription Agreements; (ii) the material truth and accuracy of our representations and warranties in the Subscription Agreements, subject to customary bringdown standards; (iii) no subscription agreement, or other agreements or understandings (including side letters) entered into in connection with the sale of New Freenome Common Stock under the Subscription Agreements, with any other PIPE Investors shall have been amended, modified, or waived in any manner that benefits such other PIPE Investor unless all PIPE Investors have been offered substantially the same benefits (other than terms particular to the legal or regulatory requirements of such other PIPE Investor or its affiliates or related persons); (iv) all specified consents, waivers or other authorizations and notices, required to be made in connection with the issuance and sale of New Freenome Common Stock under the Subscription Agreements shall have been obtained or made, except where failure to so obtain would not prevent us from consummating the transactions contemplated by the Subscription Agreements; (v) material compliance by us with its covenants, agreements and conditions under the Subscription Agreements; (vi) there has not occurred any Material Adverse Effect or Parent Material Adverse Effect (each as defined in the Business Combination Agreement) since the date of the Subscription Agreements that is continuing.

The Subscription Agreements provide that the Company will grant the Investors certain customary registration rights.

Freenome Transaction Support Agreements and Stockholder Written Consents

Promptly after the signing of the Business Combination Agreement, certain stockholders of Freenome (collectively, the “Freenome Supporting Stockholders”) entered into a Transaction Support Agreement (collectively, the “Transaction Support Agreements”) with us, pursuant to which the Freenome Supporting Stockholders have agreed to, among other things, (a) to vote (i) in favor of the approval and adoption of the Business Combination Agreement and the Proposed Freenome Business Combination, and (ii) against and withhold consent to any alternative acquisition proposal or other matter, action or proposal intended or that would reasonably be expected to result in a breach of any of Freenome’s covenants or obligations under the Business Combination Agreement, result in any breach to the conditions to Closing thereunder and otherwise impede or prevent the consummation of the Proposed Freenome Business Combination, (c) not, directly or indirectly, initiate, encourage or otherwise facilitate an alternative acquisition proposal, and (d) refrain from transferring any covered securities.

Investor Rights Agreement

In connection with the Closing, New Freenome, our sponsor and certain stockholders of Freenome will enter into an investor rights agreement (the “Investor Rights Agreement”). Pursuant to the Investor Rights Agreement, among other things, New Freenome will agree that, within 30 calendar days following the Closing Date, New Freenome will file with the SEC a registration statement registering the resale of certain shares of New Freenome Common Stock held by or issuable to the parties thereto (the “Resale Registration Statement”), and New Freenome will use its commercially reasonable efforts to have the Resale Registration Statement declared effective as soon as reasonably practicable after the filing thereof. Such holders will be entitled to customary piggyback registration rights and demand registration rights, including underwritten demands. The Investor Rights Agreement amends and restates the Registration Rights Agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 22, 2024 (inception) through December 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2025, we had a net income of $837,468, which consists of interest income on cash and investments held in the Trust Account of $3,821,319, partially offset by unrealized loss on interest earned on cash and marketable securities of $3,298 and operating costs of $2,980,553.

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

For the year ended December 31, 2025, cash used in operating activities was $864,653. Net income of $837,468 was affected by interest earned on cash and investments held in the Trust Account of $3,821,319, an unrealized loss on interest earned on cash and investments held in the Trust Account of $3,298, and changes in operating assets and liabilities of $2,115,900.

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

As of December 31, 2025, we had cash and investments held in the Trust Account of $91,872,418 (including $5,622,418 of investment income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. The Company may withdraw interest earned on the Trust Account for working capital requirements subject to an annual limit of $300,000, and/or to pay the Company’s taxes (which shall not be subject to the $300,000 annual limitation described in the foregoing) (“Permitted Withdrawals”). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2025, we had cash of $865,031 and working capital deficit of $1,346,674. The Company does not believe it has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these consolidated financial statements.

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

In accordance with the Amended and Restated Memorandum and Articles of Association, the Company has 24 months from the date of IPO (“Initial Public Offering”), or until June 13, 2026, to consummate the Initial Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently June 13, 2026, there will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of December 31, 2025, management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the consolidated financial statements are issued. Management plans to complete the initial Business Combination prior to the mandatory liquidation date and expects to receive financing from the Sponsor or the affiliates of the Sponsor to meet its obligations through the time of liquidation or the completion of the initial Business Combination. There is no financing that is currently committed and no assurance that the Company’s plans to consummate the initial Business Combination will be successful within the Business Combination Period. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Risks and Uncertainties

Results of operations and our ability to complete a Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. Our business of pursuing and consummating a Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, export controls, tariffs, trade wars, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of geopolitical conflicts, tensions and instability. Some examples include the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the war in Iran and the broader conflict and escalating tensions in the Middle East. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may materially impact our business and our ability to complete a Business Combination.

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

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the such factors, could adversely affect our search for an initial Business Combination and any target business with which we may ultimately consummate an initial Business Combination.

Contractual Obligations

Administrative Services and Indemnification Agreement

Commencing on the date that the Company’s registration statement relating to its Initial Public Offering was declared effective through the earlier of consummation of an initial Business Combination and the Company’s liquidation, the Company agreed (i) to pay the sponsor for office space, secretarial and administrative services provided to the Company in the amount of $15,000 per month and (ii) to indemnify the sponsor and its affiliates, including Perceptive Advisors, LLC, from any liability arising with respect to their activities in connection with the Company’s affairs, as described in more details in the Administrative Services and Indemnification Agreement, a copy of which is filed as an exhibit to this Annual Report. For the year ended December 31, 2025, the Company incurred and paid $180,000 in fees for these services. For the period from March 22, 2024 (inception) through December 31, 2024 the Company incurred and paid $99,500 in fees for these services.

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

Critical Accounting Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. There are no critical accounting estimates that have been identified during this period.

ITEM 7A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended December 31, 2025.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)
pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

ITEM 9B.
OTHER INFORMATION.

None.

PART III

ITEM 10.
DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and officers are as follows:

Name	Age	Position
Joseph Edelman	68	Chairman and Director
Adam Stone	46	Chief Executive Officer and Director
Michael Altman	44	Chief Business Officer and Director
Sam Cohn	38	Chief Financial Officer
Mark C. McKenna	46	Director
Kenneth Song	51	Director
Harlan W. Waksal	72	Director

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

Adam Stone, our Chief Executive Officer and a member of our board of directors since March 2024. Mr. Stone is currently the Chief Investment Officer of Perceptive Advisors, a life sciences focused investing firm, where he has worked since 2006, and is a member of the internal investment committee of Perceptive Advisors’ credit opportunities and venture funds. Mr. Stone has also served as Interim CEO of LianBio (OTC: LIANY) since December 2023. Mr. Stone currently serves on the board of directors of Solid Biosciences (Nasdaq: SLDB), LianBio, and Xontogeny LLC, which are portfolio companies of Perceptive Advisors. Following the consummation of the business combination of ARYA Sciences Acquisition Corp. with Immatics B.V. in July 2020, Mr. Stone also served on the supervisory board of Immatics N.V. (Nasdaq: IMTX) until July 2021 and currently serves on the board of directors. Previously, Mr. Stone served as the Chief Executive Officer and as a member of the board of directors of ARYA Sciences Acquisition Corp. from October 2018 to June 2020, ARYA Sciences Acquisition Corp II from July 2020 to October 2020, ARYA Sciences Acquisition Corp III from August 2020 to June 2021, ARYA Sciences Acquisition Corp IV from January 2021 until August 2024 and ARYA Sciences Acquisition Corp V from March 2021 through its liquidation in July 2023 and served as a member of the board of directors of Renovia Inc. and Prometheus Biosciences, Inc. (“Prometheus”) from November 2020 to March 2021. Prior to joining Perceptive Advisors, Mr. Stone was a Senior Analyst at Ursus Capital from 2001 to 2006 where he focused on biotechnology and specialty pharmaceuticals. Mr. Stone graduated, with honors, from Princeton University with a BA in molecular biology. We believe that Mr. Stone’s broad operational and transactional experience, and his position as Chief Executive Officer, make him well qualified to serve on our board of directors.

Michael Altman, CFA, our Chief Business Officer and a member of our board of directors since March 2024, joined Perceptive Advisors in 2007, is a Managing Director on the investment team and is a member of the internal investment committee of Perceptive Advisors’ credit opportunities fund. Mr. Altman’s focus is on medical devices, diagnostics, digital health and specialty pharmaceuticals. Mr. Altman also serves on the boards of directors of Vensun Pharmaceuticals, Inc., Vitruvius Therapeutics and Lyra Therapeutics (Nasdaq: LYRA), which are portfolio companies of Perceptive Advisors. Mr. Altman has also served as Chief Financial Officer and as a member of the board of directors of ARYA Sciences Acquisition Corp. from October 2018 to June 2020, ARYA Sciences Acquisition Corp II from July 2020 to October 2020, ARYA Sciences Acquisition Corp III from August 2020 to June 2021, ARYA Sciences Acquisition Corp IV from January 2021 to August 2024, ARYA Sciences Acquisition Corp V from March 2021 through its liquidation in July 2023 and Nautilus Biotechnology, Inc. from June 2021 to June 2025. Mr. Altman graduated from the University of Vermont with a BS in Business Administration. We believe that Mr. Altman’s broad operational and transactional experience makes him well qualified to serve on our board of directors.

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

Mark C. McKenna has served as a member of our board of directors since June 2024. Mr. McKenna has served as a director at New Amsterdam Pharma (Nasdaq: NAMS), a clinical biopharmaceutical company, since July 2024, as founder, Chief Executive Officer and Chairman of Mirador Therapeutics, Inc., a biotechnology company, since March 2024, as a director of Spyre Therapeutics, Inc. (Nasdaq: SYRE) since February 2024, as Venture Partner at Arch Venture Partner since February 2024, as Senior Advisor at Fairmount Funds Management LLC, a healthcare investment firm, since October 2023 and as chair of the board of directors of Apogee Therapeutics, Inc. (Nasdaq: AGE) since August 2023. Mr. McKenna has also served as Chief Investment Officer and Managing Director of McKenna Capital Partners, a family office dedicated to investing in breakthrough treatments for debilitating diseases, since June 2023. Mr. McKenna most recently served as a director of Helix Acquisition Corp. II (Nasdaq: HLXB) (“Helix”) from February 2024 to August 2025. Prior to Helix, he served as President and Chief Executive Officer and as a member of the board of directors of Prometheus, a clinical stage biotechnology company, from September 2019 to June 2023, when Prometheus was acquired by Merck & Co., Inc. (NYSE: MRK), and as Chairman of the board of Prometheus from August 2021 to June 2023. Prior to Prometheus, he served as President of Salix Pharmaceuticals, Inc. (“Salix”), a pharmaceutical company and wholly owned subsidiary of Bausch Health Companies, Inc. (NYSE: BHC), from March 2016 through August 2019. Prior to Salix, Mr. McKenna spent more than a decade in various roles with Bausch + Lomb, also a division of Bausch Health Companies, Inc., most recently as Senior Vice President and General Manager of its U.S. Vision Care business. Before joining Bausch + Lomb (NYSE: BLCO), he held several positions with Johnson & Johnson (NYSE: JNJ). Mr. McKenna received a B.S. in Marketing from Arizona State University and an M.B.A. from Azusa Pacific University. We believe that Mr. McKenna’s extensive experience as an executive officer in the biopharmaceutical industry makes him well qualified to serve on our board of directors.

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

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of any officer that may be required (including, for the avoidance of doubt, one or more chief executive officer, a chief financial officer, presidents, vice presidents, one or more assistant vice presidents, a treasurer, one or more assistant treasurers and one or more assistant secretaries).

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

●
meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

●
monitoring the independence of the independent registered public accounting firm;

●
verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●
inquiring and discussing with management our compliance with applicable laws and regulations;

●
pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●
appointing or replacing the independent registered public accounting firm;

●
determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●
reviewing and approving all payments made to our existing shareholders, officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

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

●
should have demonstrated notable or significant achievements in business, education or public service;

●
should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●
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

●
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●
reviewing and approving the compensation of all of our other Section 16 officers;

●
reviewing our executive compensation policies and plans;

●
implementing and administering our incentive compensation equity-based remuneration plans;

●
assisting management in complying with our proxy statement and annual report disclosure requirements;

●
approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●
producing a report on executive compensation to be included in our annual proxy statement; and

●
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

Compensation Committee Interlocks and Insider Participation

None of our officers currently serve, and in the past year have not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Clawback Policy

Our board of directors has adopted a Clawback Policy (the “Clawback Policy”) designed to comply with Section 10D of the Exchange Act, the rules promulgated thereunder, and the listing standards of Nasdaq. The Clawback Policy is also filed as an exhibit to this Report. We believe that it is in our and our shareholders’ best interests to create and maintain a culture that emphasizes integrity and accountability and that reinforces the Company’s pay-for-performance compensation philosophy. Our board of directors therefore adopted the Clawback Policy, which provides for the recoupment of certain executive compensation in the event that we are required to prepare an accounting restatement of its financial statements due to material noncompliance with any financial reporting requirement under the federal securities laws. The Clawback Policy is administered by the Compensation Committee. Any determinations made by the Compensation Committee are final and binding on all affected individuals. The Clawback Policy applies to our current and former officers (as determined by the Compensation Committee in accordance with Section 10D of the Exchange Act, the rules promulgated thereunder, and the listing standards of Nasdaq) and such other senior executives or employees who may from time to time be deemed subject to the Clawback Policy by the Compensation Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2025 there were no delinquent filers.

Trading Policies

We have not adopted a separate insider trading policy to date but require officers, directors and any employees to comply with our Code of Ethics that provides that it is the personal responsibility of each of our officers, directors or employees to adhere to the standards and restrictions imposed by applicable laws, rules and regulations, which includes compliance with insider trading laws, rules and regulations. We expect that the post-business combination company will adopt an insider trading policy and procedures governing the purchase, sale, and/or other dispositions of the company’s securities by directors, officers and employees, or the company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards in connection with the business combination transaction.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●
duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●
duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●
directors should not improperly fetter the exercise of future discretion;

●
duty to exercise authority for the purpose for which it is conferred and a duty to exercise powers fairly as between different sections of shareholders;

●
duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●
duty to exercise independent judgement.

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

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

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

Potential investors should also be aware of the following other potential conflicts of interest:

●
Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Further, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

●
Our sponsor subscribed for Founder Shares and purchased Private Placement Shares in a Private Placement that closed simultaneously with our Initial Public Offering. In April 2024, our sponsor transferred 30,000 Founder Shares to each of Mark C. McKenna, Kenneth Song and Harlan W. Waksal. Our sponsor and our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and public shares in connection with (i) the completion of the Proposed Freenome Business Combination and (ii) the implementation by the directors, following a shareholder vote to approve, an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our sponsor and each member of our management team have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and their Private Placement Shares if we fail to complete our initial business combination within the required time period. Except as described herein, our sponsor and our management team have agreed not to transfer, assign or sell any of their Founder Shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the Private Placement Shares will not be transferable until 30 days following the completion of our initial business combination. Because each of our officers and director nominees will own ordinary shares directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate the Proposed Freenome Business Combination. Further, please note that as discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Developments,” certain transfer restrictions applicable to the founder shares and private placement shares will be amended in connection with the consummation of the Proposed Freenome Business Combination and replaced with the lock-up included in the Investor Rights Agreement.

●
Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination. The low price that our sponsor, officers and directors (directly or indirectly) paid for the Founder Shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. If we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering, the Founder Shares may lose most of their value, except to the extent they receive liquidating distributions from assets outside the Trust Account, which could create an incentive for our sponsor, officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders.

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

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, actual fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our existing or former secretary, officers (including an investment adviser or an administrator or liquidator) and directors (including alternate directors) and their personal representatives to the extent permitted by applicable law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

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

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of December 31, 2025 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●
each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●
each of our executive officers and directors that beneficially owns our ordinary shares; and

●
all our executive officers and directors as a group.

In the table below, percentage ownership is based on 11,067,500 ordinary shares, consisting of (i) 8,625,000 Class A ordinary shares, (ii) 286,250 Private Placement Shares and (iii) 2,156,250 Class B ordinary shares, issued and outstanding as of December 31, 2025. All of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis, as described herein.

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

(4)
Does not include any shares indirectly owned by this individual as a result of his direct or indirect ownership interest in our sponsor. Joseph Edelman, who as of December 31, 2025 has an aggregate indirect ownership interest in our sponsor of approximately 29%, may be considered to have a material interest in our sponsor.

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

As of December 31, 2025, there were 2,156,250 Founder Shares issued and outstanding. The aggregate capital contribution was $25,000, or approximately $0.02 per share.

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

Administrative Services and Indemnification Agreement

The Company is obligated, commencing from June 13, 2024, to pay the sponsor a month fee of $15,000 for office space, administrative and support services, pursuant to that certain administrative services and indemnification agreement by and between the Company and the sponsor, dated June 13, 2024 (the “Administrative Services Agreement”). The Administrative Services Agreement will terminate upon completion of our initial business combination or our liquidation. In addition, we have agreed, pursuant to the Administrative Services Agreement relating to the monthly payment for services outlined therein, that we will indemnify our sponsor and its affiliates, including Perceptive Advisors, from any liability arising with respect to their activities in connection with our affairs, including, but not limited to, any claims, made by us or a third party, (i) arising out of or relating to our Initial Public Offering or our operations or conduct of our business, (ii) in respect of any investment opportunities sourced by the sponsor and its affiliates, including Perceptive Advisors, and/or (iii) against our sponsor and/or Perceptive Advisors alleging any expressed or implied management or endorsement by our sponsor and/or Perceptive Advisors of any of our activities or any express or implied association between our sponsor and/or Perceptive Advisors, on the one hand, and us or any of our other affiliates, on the other hand, which agreement will provide that the indemnified parties cannot access the funds held in our Trust Account. The Company incurred $180,000 for the year ended December 31, 2025.

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

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor, affiliates of our sponsor or our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account or funds from permitted withdrawals to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $3,000,000 of such loans may be convertible into shares at a price of $10.00 per share at the option of the lender. The shares would be identical to the Private Placement Shares. As of December 31, 2025, the Company had no outstanding borrowings under the Working Capital Loans.

Registration Rights Agreement

We entered into the Registration Rights Agreement, pursuant to which our sponsor, and their permitted transferees, if any, will be entitled to certain registration rights with respect to the Private Placement Shares, including the Private Placement Shares issuable upon conversion of Working Capital Loans (if any) and/or the Class A ordinary shares issuable upon conversion of the Founder Shares. Further, pursuant to such agreement, our sponsor, upon and following consummation of an initial business combination, will also be entitled to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the Registration Rights Agreement. As discussed under “—Recent Developments,” the Investor Rights Agreement will amend and restate the Registration Rights Agreement in connection with the Closing.

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

Audit Fees. During the year ended December 31, 2025 and for the period from March 22, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm were approximately $96,140 and $80,080 for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2025 and 2024 consolidated financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the year ended December 31, 2025 and for the period from March 22, 2024 (inception) through December 31, 2024, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of consolidated financial statements.

Tax Fees. During the year ended December 31, 2025 and for the period from March 22, 2024 (inception) through December 31, 2024, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2025 and for the period from March 22, 2024 (inception) through December 31, 2024, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

PART IV

ITEM 15.
EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this Form 10 K:

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

(3)     Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report.

Exhibit	Description
2.1†	Business Combination Agreement, dated as of December 5, 2025, by and among Perceptive Capital Solutions Corp, StarNet Merger Sub I, Corp., StarNet Merger Sub II, LLC and Freenome Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-42126), filed with the SEC on December 5, 2025).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, filed with the SEC on May 21, 2024).
4.1	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1, filed with the SEC on May 21, 2024).
4.2*	Description of Securities.
10.1	Private Placement Shares Purchase Agreement between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K (File No. 001-42126) filed with the SEC on June 13, 2024).
10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K (File No. 001-42126) filed with the SEC on June 13, 2024).
10.3	Registration and Shareholder Rights Agreement among the Company, the Sponsor and certain other equityholders named therein (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K (File No. 001-42126) filed with the SEC on June 13, 2024).
10.4	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors (incorporated by reference to Exhibit 10.4 of the registrant’s Current Report (File No. 001-42126) on Form 8-K filed with the SEC on June 13, 2024).
10.5	Administrative Services and Indemnification Agreement between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 of the registrant’s Current Report on Form 8-K (File No. 001-42126) filed with the SEC on June 13, 2024).
10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.4 to the registrant’s Registration Statement on Form S-1, filed with the SEC on May 21, 2024).
10.7	Promissory Note, dated as of March 27, 2024, issued to the Sponsor (incorporated by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form S-1, filed with the SEC on May 21, 2024).
10.8	Securities Subscription Agreement, dated March 27, 2024, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.7 to the registrant’s Registration Statement on Form S-1, filed with the SEC on May 21, 2024).

10.9	Sponsor Letter Agreement, dated as of December 5, 2025, by and among Perceptive Capital Solutions Holdings, certain other holders of Perceptive Capital Solutions Corp Class B ordinary shares set forth on Schedule I thereto, Perceptive Capital Solutions Corp and Freenome Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-42126), filed with the SEC on December 5, 2025).
10.10	Form of Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-42126), filed with the SEC on December 5, 2025).
10.11	Form of Freenome Transaction Support Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-42126), filed with the SEC on December 5, 2025).
10.12	Form of Investor Rights Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-42126), filed with the SEC on December 5, 2025).
10.13	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-42126), filed with the SEC on December 5, 2025).
21.1	List of Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the registrant’s Registration Statement on Form S-1, filed with the SEC on May 21, 2024).
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2**	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
97	Clawback Policy (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K, filed with the SEC on March 19, 2025).
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†
Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

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
FORM 10 K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perceptive Capital Solutions Corp
Date: March 12, 2026	By:	/s/ Adam Stone
Adam Stone
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Adam Stone	Chief Executive Officer and Director	March 12, 2026
Adam Stone	(Principal Executive Officer)

/s/ Sam Cohn	Chief Financial Officer	March 12, 2026
Sam Cohn	(Principal Financial and Accounting Officer)

/s/ Joseph Edelman	Director, Chairman of the Board	March 12, 2026
Joseph Edelman

/s/ Mark C. McKenna	Director	March 12, 2026
Mark C. McKenna

/s/ Kenneth Song	Director	March 12, 2026
Kenneth Song

/s/ Harlan W. Waksal	Director	March 12, 2026
Harlan W. Waksal

/s/ Michael Altman	Director	March 12, 2026
Michael Altman

PERCEPTIVE CAPITAL SOLUTIONS CORP
INDEX TO FINANCIAL STATEMENTS
F.
Report of Independent Registered Public Accounting Firm PCAOB ID Number 100	F-2
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2025 and 2024	F-3
Consolidated Statements of Operations for the Year Ended December 31, 2025 and for the Period from March 22, 2024 (Inception) Through December 31, 2024	F-4
Consolidated Statements of Changes in Shareholders’ Deficit for the Year Ended December 31, 2025 and for the Period from March 22, 2024 (Inception) Through December 31, 2024	F-5
Consolidated Statements of Cash Flows for the Year Ended December 31, 2025 and for the Period from March 22, 2024 (Inception) Through December 31, 2024	F-6
Notes to the Consolidated Financial Statements	F-7 to F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Perceptive Capital Solutions Corp:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Perceptive Capital Solutions Corp (the “Company’) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2025 and for the period from March 22, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the results of its consolidated operations and its cash flows for the year ended December 31, 2025 and for the period from March 22, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and unable to complete a business combination by June 13, 2026, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2024.

/s/ WithumSmith+Brown, PC

New York, New York
March 12, 2026

PCAOB ID Number 100

PERCEPTIVE CAPITAL SOLUTIONS CORP
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
Assets
Current Assets
Cash	$865,031	$1,129,684
Prepaid expenses	42,539	115,006
Total Current Assets	907,570	1,244,690
Cash and investments held in Trust Account	91,872,418	88,654,397
Total Assets	$92,779,988	$89,899,087

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current Liabilities
Accrued expenses	$2,254,244	$210,811
Total Current Liabilities	2,254,244	210,811
Deferred underwriting fee	3,450,000	3,450,000
Total Liabilities	5,704,244	3,660,811

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, 8,625,000 shares at redemption value of approximately $10.65 and $10.24 per share as of December 31, 2025 and 2024, respectively	91,872,418	88,354,397

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of December 31, 2025 and 2024	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 286,250 shares issued and outstanding (excluding 8,625,000 shares subject to possible redemption) as of December 31, 2025 and 2024	29	29
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,156,250 shares issued and outstanding as of December 31, 2025 and 2024 (1)	216	216
Accumulated deficit	(4,796,919)	(2,116,366)
Total Shareholders’ Deficit	(4,796,674)	(2,116,121)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$92,779,988	$89,899,087

(1) This number includes up to 281,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (Notes 4 and 6). On June 13, 2024, the underwriter exercised its over-allotment option in full as part of the closing of the Initial Public Offering. As such, 281,250 Founder Shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these consolidated financial statements.

PERCEPTIVE CAPITAL SOLUTIONS CORP
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Period from March 22, 2024 (Inception) Through December 31,
	2025	2024
General and administrative expenses	$2,980,553	$494,005
Loss from operations	(2,980,553)	(494,005)

Other income (expense):
Interest earned on investments held in Trust Account	3,821,319	2,366,001
Unrealized (loss) gain on investments held in Trust Account	(3,298)	38,396
Total other income, net	3,818,021	2,404,397
Net income	$837,468	$1,910,392

Weighted average shares outstanding of Class A redeemable ordinary shares	8,625,000	6,104,313

Basic and diluted net income per ordinary share, Class A redeemable ordinary shares	$0.08	$0.23

Weighted average shares outstanding of Class A and B non-redeemable ordinary shares (1)	2,442,500	2,243,636

Basic net income per ordinary share, Class A and B non-redeemable ordinary shares	$0.08	$0.23

Weighted average shares outstanding of Class A and B non-redeemable ordinary shares (1)	2,442,500	2,320,880

Diluted net income per ordinary share, Class A and B non-redeemable ordinary shares	$0.08	$0.23

(1) This number includes up to 281,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (Notes 4 and 6). On June 13, 2024, the underwriter exercised its over-allotment option in full as part of the closing of the Initial Public Offering. As such, 281,250 Founder Shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these consolidated financial statements.

PERCEPTIVE CAPITAL SOLUTIONS CORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2025 AND
FOR THE PERIOD FROM MARCH 22, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — March 22, 2024 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	2,156,250	216	24,784	—	25,000

Sale of Private Placement Shares	286,250	29	—	—	2,862,471	—	2,862,500

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(15,969)	—	(15,969)

Accretion for Class A ordinary shares subject to redemption amount	—	—	—	—	(2,871,286)	(4,026,758)	(6,898,044)

Net income	—	—	—	—	—	1,910,392	1,910,392
Balance – December 31, 2024	286,250	29	2,156,250	216	—	(2,116,366)	(2,116,121)

Accretion for Class A ordinary shares subject to redemption amount	—	—	—	—	—	(3,518,021)	(3,518,021)

Net income	—	—	—	—	—	837,468	837,468
Balance – December 31, 2025	286,250	$29	2,156,250	$216	$—	$(4,796,919)	$(4,796,674)

(1) This number includes up to 281,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (Notes 4 and 6). On June 13, 2024, the underwriter exercised its over-allotment option in full as part of the closing of the Initial Public Offering. As such, 281,250 Founder Shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these consolidated financial statements.

PERCEPTIVE CAPITAL SOLUTIONS CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Period from March 22, 2024 (Inception) Through December 31,
	2025	2024
Cash Flows from Operating Activities:
Net income	$837,468	$1,910,392
Adjustments to reconcile net income to net cash used in operating activities:
Payment of operating costs through promissory note	—	44,577
Interest earned on investments held in Trust Account	(3,821,319)	(2,366,001)
Unrealized loss (gain) on investments held in Trust Account	3,298	(38,396)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	72,467	(115,006)
Accrued expenses	2,043,433	210,811
Net cash used in operating activities	(864,653)	(353,623)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(86,250,000)
Cash withdrawn from Trust Account for working capital purposes	600,000	—
Net cash provided by (used in) investing activities	600,000	(86,250,000)

Cash Flows from Financing Activities:
Proceeds from sale of shares, net of underwriting discounts paid	—	84,525,000
Proceeds from sale of Private Placement Shares	—	2,862,500
Underwriter reimbursement	—	862,500
Repayment of promissory note – related party	—	(157,056)
Payment of offering costs	—	(359,637)
Net cash provided by financing activities	—	87,733,307

Net Change in Cash	(264,653)	1,129,684
Cash – Beginning of period	1,129,684	—
Cash – End of period	$865,031	$1,129,684

Noncash investing and financing activities:
Deferred offering costs paid directly by Sponsor in exchange for the issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs paid through promissory note - related party	$—	$112,479
Deferred underwriting fee payable	$—	$3,450,000

The accompanying notes are an integral part of these consolidated financial statements.

PERCEPTIVE CAPITAL SOLUTIONS CORP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

The Company has two subsidiaries, StarNet Merger Sub I, Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub I”) and StarNet Merger Sub II, LLC, a Delaware limited liability company (“Merger Sub II”) both incorporated on November 26, 2025. On December 5, 2025, the Company, Merger Sub I, Merger Sub II, and Freenome Holdings, Inc., entered into a business combination agreement (the “Business Combination Agreement”). The Business Combination Agreement sets forth the terms of the proposed business combination by the Company with Freenome (the “Proposed Freenome Business Combination”). The Proposed Freenome Business Combination was unanimously approved by the boards of directors and special committees comprised of independent and disinterested members of the boards of directors of each of the Company and Freenome. The Proposed Freenome Business Combination is expected to close in the first half of 2026, following the receipt of the requisite approvals of the Company shareholders and Freenome stockholders and the fulfillment of other customary closing conditions.

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from March 22, 2024 (inception) through December 31, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company will provide the holders of Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination, including the Proposed Freenome Business Combination, either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company for Permitted Withdrawals (as defined below)). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5). The Public Shares were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2025, the Company had operating cash of $865,031 and a working capital deficit of $1,346,674. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. The Company does not believe it has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these consolidated financial statements.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of December 31, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company’s liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying consolidated financial statements are issued. Management plans to address this uncertainty through a Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

NOTE 2— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $865,031 and $1,129,684 in cash and no cash equivalents as of December 31, 2025 and 2024, respectively.

Cash and Investments Held in Trust Account

At December 31, 2025 and 2024, substantially all the assets held in the Trust Account amounting to $91,872,418 and $88,654,397, respectively, were invested in U.S. Treasury securities. The Company’s marketable securities are presented at fair value on the balance sheet. Gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in interest earned on investments held in Trust Account in the statement of operations. For the year ended December 31, 2025, the Company withdrew an amount of $600,000 from the Trust Account for working capital purposes. For the period from March 22, 2024 (inception) through December 31, 2024, the Company did not withdraw any interest earned on the Trust Account.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, — “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Public Shares using the residual method. At Initial Public Offering, offering costs allocated to the Class A ordinary shares subject to possible redemption were charged to temporary equity and offering costs allocated to the Private Placement Shares were charged to shareholders’ deficit.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheets, primarily due to its short-term nature.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at December 31, 2025 and 2024, Public Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets. For the period ended December 31, 2025, the Company withdrew $600,000 of interest income from the Trust Account to fund working capital as permitted.

At December 31, 2025 and 2024, the Public Shares subject to redemption reflected in the consolidated balance sheets are reconciled in the following table:

Gross proceeds	$86,250,000
Less:
Class A ordinary shares issuance costs	(4,793,647)
Plus:
Accretion of carrying value to redemption value	6,898,044
Class A ordinary shares subject to possible redemption, December 31, 2024	88,354,397
Plus:
Accretion of carrying value to redemption value	3,518,021
Class A ordinary shares subject to possible redemption, December 31, 2025	$91,872,418

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025 and 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following tables reflect the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Year Ended December 31, 2025		For the Period from March 22, 2024 (Inception) Through December 31, 2024
	Class A Redeemable	Class A and B Non- redeemable	Class A Redeemable	Class A and B Non- redeemable
Basic net income per ordinary share:
Numerator:
Allocation of net income	$652,646	$184,822	$1,396,946	$513,446
Denominator:
Basic weighted average ordinary shares outstanding	8,625,000	2,442,500	6,104,313	2,243,636
Basic net income per ordinary share	$0.08	$0.08	$0.23	$0.23

	For the Year Ended December 31, 2025		For the Period from March 22, 2024 (Inception) Through December 31, 2024
	Class A Redeemable	Class A and B Non- redeemable	Class A Redeemable	Class A and B Non- redeemable
Diluted net income per ordinary share:
Numerator:
Allocation of net income	$652,646	$184,822	$1,384,138	$526,254
Denominator:
Diluted weighted average ordinary shares outstanding	8,625,000	2,442,500	6,104,313	2,320,880
Diluted net income per ordinary share	$0.08	$0.08	$0.23	$0.23

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

Recent Accounting Standards

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the consolidated financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

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

On April 22, 2024, the Sponsor assigned 30,000 Founder Shares to each of the Company’s independent directors, Mark McKenna, Kenneth Song, and Harlan Waksal, at a price of $0.01 per share. Each director paid $300 or an aggregate purchase price of $900 in consideration of the assignment of Founder Shares. The sale or allocation of the Founders Shares to the Company’s independent directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company assigned Founder Shares to the Company’s director nominees at a price of $900. This set of Founder Shares was granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to this set of Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the consummation of the Proposed Freenome Business Combination, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. The Company will reflect the transactions in its financial statements when the Proposed Freenome Business Combination is consummated. If the Proposed Freenome Business Combination does not close for any reason, the Company will not recognize compensation expense associated with the Founder Shares.

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

Related Party Loans

On March 27, 2024, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2024 or the completion of the Initial Public Offering. Upon the completion of the Initial Public Offering, on June 13, 2024, the Company fully repaid this promissory note and it is no longer available. As of December 31, 2025, the Company had no borrowings under the promissory note.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account or funds from Permitted Withdrawals to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $3.0 million of such Working Capital Loans may be convertible into shares of the post-Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of December 31, 2025 and 2024, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Services and Indemnification Agreement

The Company entered into an agreement, commencing on June 11, 2024, through the earlier of the Company’s consummation of a Business Combination and its liquidation, (i) to pay the Sponsor a total of $15,000 per month for office space, secretarial and administrative services and (ii) to indemnify the Sponsor and its affiliates, including Perceptive Advisors, LLC, from any liability arising with respect to their activities in connection with the Company’s affairs, as described in more details in the Administrative Services and Indemnification Agreement. For the year ended December 31, 2025, the Company incurred and paid $180,000 in fees for these services, respectively. For the period from March 22, 2024 (inception) through December 31, 2024, the Company incurred and paid $99,500 in fees for these services.

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

Risks and Uncertainties

United States and global markets are experiencing volatility and disruption following the geopolitical tensions and conflicts. Although the length and impact of the ongoing geopolitical conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

Business Combination Agreement

On December 5, 2025, the Company, Merger Sub I, Merger Sub II, and Freenome Holdings, Inc., a Delaware corporation (“Freenome”), entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”). The Business Combination Agreement and the transactions contemplated thereby (the “Proposed Freenome Business Combination”) were unanimously approved by the boards of directors and special committees comprised of independent and disinterested members of the boards of directors of each of the Company and Freenome. The Proposed Freenome Business Combination is expected to close in the first half of 2026, following the receipt of the requisite approvals of the Company shareholders and Freenome stockholders and the fulfillment of other customary closing conditions.

Subject to the terms and conditions of the Business Combination Agreement, we will de-register from the Register of Companies in the Cayman Islands and transfer by way of continuation from the Cayman Islands to Delaware and domesticate as a Delaware corporation (the “Domestication”) and change our name to Freenome, Inc. (“New Freenome”). Immediately prior to the Domestication, the holders of each issued and outstanding Class B ordinary share will elect to convert their Class B ordinary shares into Class A ordinary shares and immediately prior to the Domestication, the Company will effect the redemption of the Public Shares that are validly submitted for redemption and not withdrawn. In connection with the Domestication, each issued and outstanding Class A ordinary share will be converted into one share of common stock, par value $0.0001 per share, of New Freenome (the “New Freenome Common Stock”). Following the Domestication, Merger Sub I will merge with and into Freenome, with Freenome as the surviving company in the merger and, after giving effect to such merger, as a wholly-owned subsidiary of New Freenome (the “First Merger”). At the time the First Merger becomes effective (the “Effective Time”), (i) each share of Freenome common stock (collectively, “Freenome Common Shares”) issued and outstanding as of immediately prior to the Effective Time (including such shares issued upon the conversion of all shares of Freenome preferred stock into Freenome Common Shares prior to the Effective Time in accordance with the terms of the Business Combination Agreement, but excluding Freenome Common Shares held in treasury or by Freenome stockholders who have properly demanded appraisal of such Freenome Common Shares in accordance with Section 262 of the DGCL) will be automatically canceled and extinguished and converted into the right to receive a number of shares of New Freenome Common Stock based on an exchange ratio, which is based on an implied Freenome base equity value of $725,000,000 and subject to certain adjustments as set forth in the Business Combination Agreement (the “Exchange Ratio”); (ii) each option to purchase Freenome Common Shares (each, a “Freenome Option”), whether vested or unvested, will cease to represent the right to purchase Freenome Common Shares and will be canceled in exchange for options to purchase New Freenome Common Stock under the equity incentive plan to be adopted by PCSC in advance of the Closing (the “New Freenome Equity Incentive Plan”), in an amount equal to the product (rounded down to the nearest whole number) of (x) the number of Freenome Common Shares subject to such Freenome Option immediately prior to the Effective Time, multiplied by (y) the Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to the quotient of (i) the exercise price per share of such Freenome Option immediately prior to the Effective Time, divided by (ii) the Exchange Ratio, and generally subject to the same terms and conditions (including applicable vesting, expiration and forfeiture provisions) that applied to the corresponding Freenome Option immediately prior to the Effective Time; and (iii) each restricted stock unit award that is outstanding with respect to Freenome Common Shares (each, a “Freenome RSU Award”), whether vested or unvested, will cease to have any rights in respect of the Freenome Common Shares and will be canceled in exchange for a restricted stock unit award under the New Freenome Equity Incentive Plan that settles in a number of shares of New Freenome Common Stock (rounded down to the nearest whole share) in an amount and subject to such terms and conditions, in each case, as to be set forth on an allocation schedule, that will generally be subject to the same terms and conditions (including applicable vesting, expiration and forfeiture provisions) that applied to the corresponding Freenome RSU Award immediately prior to the Effective Time.

As part of the same overall transaction as the First Merger, subject to the terms and conditions of the Business Combination Agreement, Freenome, as the surviving corporation of the First Merger, will merge with and into Merger Sub II with Merger Sub II continuing as the surviving company in the merger (the “Second Merger” and together with the First Merger, the “Mergers”).

Sponsor Letter Agreement

Concurrently with the execution of the Business Combination Agreement, the Company, the Sponsor, certain insiders of the Company (“PCSC Insiders”) and Freenome entered into the Sponsor Letter Agreement (the “Sponsor Letter Agreement”), pursuant to which the Sponsor and each PCSC Insider, as a holder of Class B ordinary shares has agreed to, among other things, (i) vote in favor of the Business Combination Agreement and the Proposed Freenome Business Combination, (ii) waive any adjustment to the conversion ratio set forth in the governing documents of the Company or any other anti-dilution or similar protection with respect to the Class B ordinary shares (whether resulting from the transactions contemplated by the Subscription Agreements (as defined below) or otherwise), (iii) be bound by certain other covenants and agreements related to the Proposed Freenome Business Combination, (iv) be bound by certain transfer restrictions with respect to his, her or its shares in the Company prior to the Closing, and (v) be subject to the restrictions contemplated by the Lock-Up Agreements (as defined below) in each case, on the terms and subject to the conditions set forth in the Sponsor Letter Agreement.

PIPE Financing (Private Placement)

Concurrently with the execution of the Business Combination Agreement, on December 5, 2025, the Company entered into subscription agreements (the “Subscription Agreements”) with certain qualified institutional buyers, institutional accredited investors, and other accredited investors, including, among others, Perceptive Life Sciences Master Fund Ltd, a fund managed by Perceptive Advisors, an affiliate of the Sponsor, as well as certain existing stockholders of Freenome (collectively, the “PIPE Investors”). Pursuant to the Subscription Agreements, the PIPE Investors agreed to subscribe for and purchase, and the Company agreed to issue and sell to the PIPE Investors, on the date the Closing occurs (the “Closing Date”), an aggregate of 24,000,000 shares of New Freenome Common Stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $240,000,000 (the “PIPE Financing”).

The obligations of each party to consummate the PIPE Financing are conditioned upon, among other things, (i) the New Freenome Common Stock (including the New Freenome Common Stock issuable to the PIPE Investors pursuant to the Subscription Agreements) having been approved for listing on Nasdaq; (ii) satisfaction of all conditions precedent to the Closing ; and (iii) the absence of specified adverse judgements, orders, laws, rules or regulations enjoining or otherwise prohibiting the consummation of the Proposed Freenome Business Combination.

The obligations of the PIPE Investors to consummate the PIPE Financing are further subject to additional conditions, including, among other things: (i) the Business Combination Agreement shall not have been amended, modified, or supplemented, and no condition waived thereunder, in a manner that would reasonably be expected to materially and adversely affect the economic benefits that a PIPE Investor (in its capacity as such) would reasonably expect to receive under the Subscription Agreements; (ii) the material truth and accuracy of the representations and warranties of the Company in the Subscription Agreements, subject to customary bringdown standards; (iii) no subscription agreement, or other agreements or understandings (including side letters) entered into in connection with the sale of New Freenome Common Stock under the Subscription Agreements, with any other PIPE Investors shall have been amended, modified, or waived in any manner that benefits such other PIPE Investor unless all PIPE Investors have been offered substantially the same benefits (other than terms particular to the legal or regulatory requirements of such other PIPE Investor or its affiliates or related persons); (iv) all specified consents, waivers or other authorizations and notices, required to be made in connection with the issuance and sale of New Freenome Common Stock under the Subscription Agreements shall have been obtained or made, except where failure to so obtain would not prevent the Company from consummating the transactions contemplated by the Subscription Agreements; (v) material compliance by the Company with its covenants, agreements and conditions under the Subscription Agreements; (vi) there has not occurred any Material Adverse Effect or Parent Material Adverse Effect (each as defined in the Business Combination Agreement) since the date of the Subscription Agreements that is continuing.

The Subscription Agreements provide that the Company will grant the Investors certain customary registration rights.

The Subscription Agreement represents a freestanding equity‑linked contract that obligates the Company to issue a fixed number of shares for a fixed amount of cash upon satisfaction of the closing conditions. The contract does not include any embedded features requiring separate accounting under ASC 815‑10 and does not meet the criteria for liability classification under ASC 480‑10, as it does not require redemption, cash settlement, or issuance of a variable number of shares. The contract is indexed to the Company’s own stock and requires physical delivery of common shares. The Company has sufficient authorized and unissued common shares to settle the contract, and all settlement alternatives are within the Company’s control. Accordingly, the Subscription Agreement qualifies for equity classification under ASC 815‑40.

The Company will recognize the proceeds from the Subscription Agreement and record the related equity issuance upon the closing of the Business Combination, when the Company receives the cash consideration and issues the Subscribed Shares.

Freenome Transaction Support Agreements and Stockholder Written Consents

Promptly after the signing of the Business Combination Agreement, certain stockholders of Freenome (collectively, the “Freenome Supporting Stockholders”) entered into a Transaction Support Agreement (collectively, the “Transaction Support Agreements”) with the Company, pursuant to which the Freenome Supporting Stockholders have agreed to, among other things, (a) (i) in favor of the approval and adoption of the Business Combination Agreement and the Proposed Freenome Business Combination, and (ii) against and withhold consent to any alternative acquisition proposal or other matter, action or proposal intended or that would reasonably be expected to result in a breach of any of Freenome’s covenants or obligations under the Business Combination Agreement, result in any breach to the conditions to Closing thereunder and otherwise impede or prevent the consummation of the Proposed Freenome Business Combination, (c) not, directly or indirectly, initiate, encourage or otherwise facilitate an alternative acquisition proposal, and (d) refrain from transferring any covered securities

Investor Rights Agreement

In connection with the Closing, New Freenome, the Sponsor, and certain stockholders of Freenome will enter into an investor rights agreement (the “Investor Rights Agreement”). Pursuant to the Investor Rights Agreement, among other things, New Freenome will agree that, within 30 calendar days following the Closing Date, New Freenome will file with the SEC a registration statement registering the resale of certain shares of New Freenome Common Stock held by or issuable to the parties thereto (the “Resale Registration Statement”), and New Freenome will use its commercially reasonable efforts to have the Resale Registration Statement declared effective as soon as reasonably practicable after the filing thereof. Such holders will be entitled to customary piggyback registration rights and demand registration rights, including underwritten demands. The Investor Rights Agreement amends and restates the Registration Rights Agreement.

NOTE 6. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2025 and 2024, there were 286,250 Class A ordinary shares issued and outstanding, excluding 8,625,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2025 and 2024, there were 2,156,250 Class B ordinary shares issued and outstanding.

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

At December 31, 2025, assets held in the Trust Account were comprised of $234 in cash and $91,872,184 in U.S. Treasury securities. During the year ended December 31, 2025, the Company withdrew $600,000 of interest income from the Trust Account to fund working capital as permitted.

At December 31, 2024, assets held in the Trust Account were comprised of $430 in cash and $88,653,967 in U.S. Treasury securities. During the period from March 22, 2024 (inception) through December 31, 2024, the Company did not withdraw any interest income from the Trust Account.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2025 and 2024 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2025 and 2024 are as follows:

	Held to Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2025	U.S. Treasury Securities (matured February 19, 2026)	1	$91,837,137	$35,047	$91,872,184

	Held to Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2024	U.S. Treasury Securities (matured April 3, 2025)	1	$88,615,571	$38,396	$88,653,967

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income (loss) that also is reported on the consolidated statements of operations as net income (loss). The measure of segment assets is reported on the consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income and total assets, which include the following:

	As of December 31, 2025	As of December 31, 2024
Cash	$865,031	$1,129,684
Investments held in Trust Account	$91,872,418	$88,654,397

	For the Year Ended December 31,	For the Period from March 22, 2024 (Inception) Through December 31,
	2025	2024
General and administrative expenses	$2,980,553	$494,005
Interest earned on investments held in Trust Account	$3,821,319	$2,366,001

The CODM reviews interest earned on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income are reported on the consolidated statements of operations and described within their respective disclosures. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.