Form 10-Q
period 2026-03-31
Perceptive Capital Solutions Corp
filed 2026-05-13
CIK 2017526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 12, 2026, 8,911,250 Class A ordinary shares, par value $0.0001 per share, and 2,156,250 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

PERCEPTIVE CAPITAL SOLUTIONS CORP
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

PART I - FINANCIAL INFORMATION

Item 1.
Interim Consolidated Financial Statements.

PERCEPTIVE CAPITAL SOLUTIONS CORP
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
Assets	(Unaudited)
Current Assets
Cash	$567,179	$865,031
Prepaid expenses	82,478	42,539
Total Current Assets	649,657	907,570
Cash and investments held in Trust Account	92,679,503	91,872,418
Total Assets	$93,329,160	$92,779,988

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current Liabilities
Accrued expenses	$2,855,165	$2,254,244
Total Current Liabilities	2,855,165	2,254,244
Deferred underwriting fee	3,450,000	3,450,000
Total Liabilities	6,305,165	5,704,244

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, 8,625,000 shares at redemption value of approximately $10.75 and $10.65 per share as of March 31, 2026 and December 31, 2025, respectively	92,679,503	91,872,418

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 286,250 shares issued and outstanding (excluding 8,625,000 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025	29	29
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,156,250 shares issued and outstanding as of March 31, 2026 and December 31, 2025	216	216
Accumulated deficit	(5,655,753)	(4,796,919)
Total Shareholders’ Deficit	(5,655,508)	(4,796,674)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$93,329,160	$92,779,988

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PERCEPTIVE CAPITAL SOLUTIONS CORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
General and administrative expenses	$858,834	$255,958
Loss from operations	(858,834)	(255,958)

Other income (expense):
Interest earned on investments held in Trust Account	841,181	961,912
Unrealized loss on investments held in Trust Account	(34,096)	(27,399)
Total other income, net	807,085	934,513
Net (loss) income	$(51,749)	$678,555

Weighted average shares outstanding of Class A redeemable ordinary shares	8,625,000	8,625,000

Basic and diluted net (loss) income per ordinary share, Class A redeemable ordinary shares	$(0.00)	$0.06

Weighted average shares outstanding of Class A and B non-redeemable ordinary shares	2,442,500	2,442,500

Basic and diluted net (loss) income per ordinary share, Class A and B non-redeemable ordinary shares	$(0.00)	$0.06

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PERCEPTIVE CAPITAL SOLUTIONS CORP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	286,250	$29	2,156,250	$216	$—	$(4,796,919)	$(4,796,674)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(807,085)	(807,085)

Net loss	—	—	—	—	—	(51,749)	(51,749)
Balance – March 31, 2026 (unaudited)	286,250	$29	2,156,250	$216	$—	$(5,655,753)	$(5,655,508)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	286,250	$29	2,156,250	$216	$—	$(2,116,366)	$(2,116,121)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(934,513)	(934,513)

Net income	—	—	—	—	—	678,555	678,555
Balance – March 31, 2025 (unaudited)	286,250	$29	2,156,250	$216	$—	$(2,372,324)	$(2,372,079)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PERCEPTIVE CAPITAL SOLUTIONS CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net (loss) income	$(51,749)	$678,555
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(841,181)	(961,912)
Unrealized loss on investments held in Trust Account	34,096	27,399
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(39,939)	(36,550)
Accrued expenses	600,921	54,761
Net cash used in operating activities	(297,852)	(237,747)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for working capital purposes	—	300,000
Net cash provided by investing activities	—	300,000

Net Change in Cash	(297,852)	62,253
Cash – Beginning of period	865,031	1,129,684
Cash – End of period	$567,179	$1,191,937

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PERCEPTIVE CAPITAL SOLUTIONS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from March 22, 2024 (inception) through March 31, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

PERCEPTIVE CAPITAL SOLUTIONS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
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

PERCEPTIVE CAPITAL SOLUTIONS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Liquidity, Capital Resources and Going Concern

As of March 31, 2026, the Company had operating cash of $567,179 and a working capital deficit of $2,205,508. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. The Company does not believe it has sufficient funds for the working capital needs of the Company until the Company’s mandatory liquidation date of June 13, 2026.

In accordance with the Amended and Restated Memorandum and Articles of Association, the Company has 24 months from the date of Initial Public Offering, or until June 13, 2026, to consummate the Initial Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently June 13, 2026, there will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. As described in Note 9 – Subsequent Events, the Company filed a preliminary proxy statement on Schedule 14A with the SEC in connection with an extraordinary general meeting of shareholders. The preliminary proxy statement seeks shareholder approval of, among other things, a proposal to amend the Company's Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate a Business Combination from June 13, 2026 to June 13, 2027. Please refer to Note 9 for further details on the Extension Amendment Proposal. If the Extension Amendment Proposal is approved by the shareholders of the Company, the Company will have until June 13, 2027 to consummate the Initial Business Combination, including the Proposed Freenome Business Combination, before there will be a mandatory liquidation and subsequent dissolution of the Company.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of March 31, 2026, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company’s liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying unaudited condensed consolidated financial statements are issued. Management plans to address this uncertainty through a Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period, including if the combination Period is further extended upon approval of the Extension Amendment Proposal.

NOTE 2— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 12, 2026. The interim results for the three months ended March 31, 2026 and 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

PERCEPTIVE CAPITAL SOLUTIONS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $567,179 and $865,031 in cash and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Cash and Investments Held in Trust Account

At March 31, 2026 and December 31, 2025, substantially all the assets held in the Trust Account amounting to $92,679,503 and $91,872,418, respectively, were invested in U.S. Treasury securities. The Company’s marketable securities are presented at fair value on the balance sheets. Gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in interest earned on investments held in Trust Account in the statements of operations. For the three months ended March 31, 2026 and year ended December 31, 2025, the Company withdrew $0 and $600,000, respectively, of interest income from the Trust Account to fund working capital as permitted.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed consolidated balance sheets, primarily due to its short-term nature.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote, including in connection with the Extension Amendment Proposal (as defined below), or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at March 31, 2026 and December 31, 2025, Public Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed consolidated balance sheets. For the three months ended March 31, 2026 and year ended December 31, 2025, the Company withdrew $0 and $600,000, respectively, of interest income from the Trust Account to fund working capital as permitted.

At March 31, 2026 and December 31, 2025, the Public Shares subject to redemption reflected in the condensed consolidated balance sheets are reconciled in the following table:

PERCEPTIVE CAPITAL SOLUTIONS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Gross proceeds	$86,250,000
Less:
Class A ordinary shares issuance costs	(4,793,647)
Plus:
Accretion of carrying value to redemption value	6,898,044
Class A ordinary shares subject to possible redemption, December 31, 2024	88,354,397
Plus:
Accretion of carrying value to redemption value	3,518,021
Class A ordinary shares subject to possible redemption, December 31, 2025	91,872,418
Plus:
Accretion of carrying value to redemption value	807,085
Class A ordinary shares subject to possible redemption, March 31, 2026	$92,679,503

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Net (Loss) Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Certain of its Class A ordinary shares are redeemable and certain of its Class A ordinary shares are non-redeemable. Income and losses are shared pro rata between its Class A redeemable shares and its Class A and Class B non-redeemable shares. This presentation assumes an initial Business Combination as the most likely outcome. The Company does not have any dilutive instruments. Net (loss) income per ordinary share is calculated by dividing the net (loss) income by the weighted average shares of ordinary shares outstanding for the respective period. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

The following tables reflect the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
	Class A Redeemable	Class A and B Non- redeemable	Class A Redeemable	Class A and B Non- redeemable
Basic and diluted net (loss) income per ordinary share:
Numerator:
Allocation of net (loss) income	$(40,328)	$(11,421)	$528,804	$149,751
Denominator:
Basic and diluted weighted average ordinary shares outstanding	8,625,000	2,442,500	8,625,000	2,442,500
Basic and diluted net (loss) income per ordinary share	$(0.00)	$(0.00)	$0.06	$0.06

PERCEPTIVE CAPITAL SOLUTIONS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

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

Recent Accounting Standards

Management does not believe that there are recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

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

On April 22, 2024, the Sponsor assigned 30,000 Founder Shares to each of the Company’s independent directors, Mark McKenna, Kenneth Song, and Harlan Waksal, at a price of $0.01 per share. Each director paid $300 or an aggregate purchase price of $900 in consideration of the assignment of Founder Shares. The sale or allocation of the Founder Shares to the Company’s independent directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Company assigned Founder Shares to the Company’s director nominees at a price of $900. This set of Founder Shares was granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to this set of Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the consummation of the Proposed Freenome Business Combination, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares. The Company will reflect the transactions in its financial statements when the Proposed Freenome Business Combination is consummated. If the Proposed Freenome Business Combination does not close for any reason, the Company will not recognize compensation expense associated with the Founder Shares.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account or funds from Permitted Withdrawals to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $3.0 million of such Working Capital Loans may be convertible into shares of the post-Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of March 31, 2026 and December 31, 2025, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Services and Indemnification Agreement

The Company entered into an agreement, commencing on June 11, 2024, through the earlier of the Company’s consummation of a Business Combination and its liquidation, (i) to pay the Sponsor a total of $15,000 per month for office space, secretarial and administrative services and (ii) to indemnify the Sponsor and its affiliates, including Perceptive Advisors, LLC, from any liability arising with respect to their activities in connection with the Company’s affairs, as described in more detail in the Administrative Services and Indemnification Agreement. For the three months ended March 31, 2026 and 2025, the Company incurred and paid $45,000 in fees for these services.

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

PERCEPTIVE CAPITAL SOLUTIONS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

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

PERCEPTIVE CAPITAL SOLUTIONS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

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

PERCEPTIVE CAPITAL SOLUTIONS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Freenome Transaction Support Agreements and Stockholder Written Consents

Promptly after the signing of the Business Combination Agreement, certain stockholders of Freenome (collectively, the “Freenome Supporting Stockholders”) entered into a Transaction Support Agreement (collectively, the “Transaction Support Agreements”) with the Company, pursuant to which the Freenome Supporting Stockholders have agreed to, among other things, (a) as promptly as reasonably practicable (and in any event within two business days) following the time at which the Registration Statement / Proxy Statement is declared effective, execute and deliver to Freenome and the Company the written consents of stockholders holding a sufficient number of shares of Freenome capital stock required to approve the Business Combination Agreement, each ancillary agreement to which Freenome is a party and the Business Combination, (b) (i) in favor of the approval and adoption of the Business Combination Agreement and the Proposed Freenome Business Combination, and (ii) against and withhold consent to any alternative acquisition proposal or other matter, action or proposal intended or that would reasonably be expected to result in a breach of any of Freenome’s covenants or obligations under the Business Combination Agreement, result in any breach to the conditions to Closing thereunder and otherwise impede or prevent the consummation of the Proposed Freenome Business Combination, (c) not, directly or indirectly, initiate, encourage or otherwise facilitate an alternative acquisition proposal, and (d) refrain from transferring any covered securities

Investor Rights Agreement

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

NOTE 6. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were 286,250 Class A ordinary shares issued and outstanding, excluding 8,625,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were 2,156,250 Class B ordinary shares issued and outstanding.

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

PERCEPTIVE CAPITAL SOLUTIONS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

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

At March 31, 2026, assets held in the Trust Account were comprised of $321 in cash and $92,679,182 in U.S. Treasury securities. During the three months ended March 31, 2026, the Company did not withdraw any interest income from the Trust Account to fund working capital as permitted.

At December 31, 2025, assets held in the Trust Account were comprised of $234 in cash and $91,872,184 in U.S. Treasury securities. During the year ended December 31, 2025, the Company withdrew $600,000 of interest income from the Trust Account to fund working capital as permitted.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at March 31, 2026 and December 31, 2025 are as follows:

	Held to Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
March 31, 2026	U.S. Treasury Securities (matured May 7, 2026)	1	$92,678,231	$951	$92,679,182

	Held to Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2025	U.S. Treasury Securities (matured February 19, 2026)	1	$91,837,137	$35,047	$91,872,184

PERCEPTIVE CAPITAL SOLUTIONS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income (loss) that also is reported on the unaudited condensed consolidated statements of operations as net income (loss). The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income and total assets, which include the following:

	As of March 31, 2026	As of December 31, 2025
Cash	$567,179	$865,031
Cash and investments held in Trust Account	$92,679,503	$91,872,418

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
General and administrative expenses	$858,834	$255,958
Interest earned on investments held in Trust Account, net	$807,085	$934,513

The CODM reviews interest earned on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the unaudited condensed consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income are reported on the unaudited condensed consolidated statements of operations and described within their respective disclosures. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued.

On April 28, 2026 the Company filed a Registration Statement on Form S-4 (333-295377) and is continuing to work with the SEC to have the Registration Statement declared effective.

Extension Proposal

On May 5, 2026, the Company filed a preliminary proxy statement on Schedule 14A (the "Proxy Statement") with the SEC in connection with an extraordinary general meeting of shareholders (the "Shareholder Meeting"). The Proxy Statement seeks shareholder approval of, among other things, a proposal to amend the Company's Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate a Business Combination (the "Termination Date") from June 13, 2026 to June 13, 2027 (the "Extension Amendment Proposal"). As described in greater detail in the Proxy Statement, the purpose of the Extension Amendment Proposal is to provide the Company with additional time to consummate the Proposed Freenome Business Combination or otherwise consummate an Initial Business Combination. If the Extension Amendment Proposal is approved, holders of Public Shares will have the right to redeem all or a portion of their Public Shares for a pro rata portion of the funds held in the Trust Account in connection with such extension. If the Extension Amendment Proposal is not approved and a Business Combination is not completed on or before the Termination Date, the Company will be required to cease operations and liquidate.

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
●
our ability to complete the Proposed Freenome Business Combination, or, if the Proposed Freenome Business Combination is not consummated, any other Business Combination prior to our expiration date, including to the extent extended;
●
the occurrence of any event, change or other circumstances that could give rise to the termination of negotiations and any subsequent definitive agreements with respect to the Business Combination;
●
our expectations around the performance of a prospective target business or businesses;
●
our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;
●
our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;
●
our potential ability to obtain additional financing to complete our initial Business Combination, including the Proposed Freenome Business Combination, or reimburse any loans the Sponsor may loan to the Company (the “Working Capital Loans”);
●
our pool of prospective target businesses;
●
our ability to consummate an initial Business Combination, including the Proposed Freenome Business Combination, due to the uncertainty resulting from geopolitical events, acts of war or terrorism, such as the conflicts in Ukraine and Russia or Israel and Iran, economic impacts such as inflation, international tariffs and rising interest rates and public health crises, such as the COVID-19 pandemic;
●
the ability of our officers and directors to generate alternative potential Business Combination opportunities if the Proposed Freenome Business Combination is not consummated;
●
our ability to obtain additional financing to complete the Proposed Freenome Business Combination or any other initial Business Combination;
●
our public securities’ potential liquidity and trading;
●
our ability to continue as a going concern;
●
the use of funds not held in the trust account (“Trust Account”) or available to us from interest income on the Trust Account balance;
●
the Trust Account not being subject to claims of third parties;
●
our financial performance following our Initial Public Offering (as defined below);
●
the number of redemptions by our public shareholders in connection with the Extension Amendment Proposal or proposed Business Combination; and
●
the other risks and uncertainties discussed herein and in our filings with the U.S. Securities and Exchange Commission (the “SEC”), including in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 12, 2026, and as supplemented by the risks and uncertainties described in Part II, Item 1A. “Risk Factors” of this Quarterly Report.

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

Extension Amendment Proposal

On May 5, 2026, the Company filed a preliminary proxy statement on Schedule 14A (the "Proxy Statement") with the SEC in connection with an extraordinary general meeting of shareholders (the "Shareholder Meeting"). The Proxy Statement seeks shareholder approval of, among other things, a proposal to amend the Company's Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate a Business Combination (the "Termination Date") from June 13, 2026 to June 13, 2027 (the "Extension Amendment Proposal"). If the Extension Amendment Proposal is approved, holders of Public Shares will have the right to redeem all or a portion of their Public Shares for a pro rata portion of the funds held in the Trust Account in connection with such extension. If the Extension Amendment Proposal is not approved and a Business Combination, including the Proposed Freenome Business Combination, is not completed on or before the Termination Date, the Company will be required to cease operations and liquidate.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 22, 2024 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net loss of $51,749, which consists of an unrealized loss on interest earned on cash and marketable securities of $34,096 and operating costs of $858,834, partially offset by interest income on cash and investments held in the Trust Account of $841,181.

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

For the three months ended March 31, 2026, cash used in operating activities was $297,852. Net loss of $51,749 was affected by interest earned on cash and investments held in the Trust Account of $841,181, an unrealized loss on interest earned on cash and investments held in the Trust Account of $34,096, and changes in operating assets and liabilities of $560,982.

For the three months ended March 31, 2025, cash used in operating activities was $237,747. Net income of $678,555 was affected by interest earned on cash and investments held in the Trust Account of $961,912, an unrealized loss on interest earned on cash and investments held in the Trust Account of $27,399, and changes in operating assets and liabilities of $18,211.

As of March 31, 2026, we had cash and investments held in the Trust Account of $92,679,503 (including $6,429,503 of investment income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. The Company may withdraw interest earned on the Trust Account for working capital requirements subject to an annual limit of $300,000, and/or to pay the Company’s taxes (which shall not be subject to the $300,000 annual limitation described in the foregoing) (“Permitted Withdrawals”). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $567,179 and working capital deficit of $2,205,508. The Company does not believe it has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these unaudited condensed consolidated financial statements.

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

In accordance with the Amended and Restated Memorandum and Articles of Association, the Company has 24 months from the date of the Initial Public Offering, or until June 13, 2026, to consummate the Initial Business Combination. As disclosed above, the Company filed the Proxy Statement with the SEC on May 5, 2026, seeking shareholder approval to, among other matters, extend the Combination Period through June 13, 2027. If a Business Combination is not consummated by the end of the Combination Period, currently June 13, 2026 (and if the Extension Amendment Proposal is approved, June 13, 2027), there will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of March 31, 2026, management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed consolidated financial statements are issued. Management plans to complete the initial Business Combination prior to the mandatory liquidation date and expects to receive financing from the Sponsor or the affiliates of the Sponsor to meet its obligations through the time of liquidation or the completion of the initial Business Combination. There is no financing that is currently committed and no assurance that the Company’s plans to consummate the initial Business Combination will be successful within the Business Combination Period. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Contractual Obligations

Administrative Services and Indemnification Agreement

Commencing on the date that the Company’s registration statement relating to its Initial Public Offering was declared effective through the earlier of consummation of an initial Business Combination and the Company’s liquidation, the Company agreed (i) to pay the sponsor for office space, secretarial and administrative services provided to the Company in the amount of $15,000 per month and (ii) to indemnify the sponsor and its affiliates, including Perceptive Advisors, LLC, from any liability arising with respect to their activities in connection with the Company’s affairs, as described in more detail in the Administrative Services and Indemnification Agreement, a copy of which is filed as an exhibit to this Quarterly Report. For the three months ended March 31, 2026 and 2025, the Company incurred and paid $45,000 in fees for these services.

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

Critical Accounting Estimates

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. There are no critical accounting estimates that have been identified during this period.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended March 31, 2026.

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

PART II - OTHER INFORMATION

Item 1.
Legal Proceedings.

None.

Item 1A.
Risk Factors.

Below we are providing, in supplemental form, updates to our risk factors from those previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”). Our risk factors disclosed in Part I, Item 1A of our 2025 Annual Report provide additional discussion regarding these supplemental risks and we encourage you to read and carefully consider all of the risk factors disclosed in Part I, Item 1A of our 2025 Annual Report, together with the below, for a more complete understanding of the risks and uncertainties material to our business.

Changes in international trade policies, tariffs and treaties affecting imports and exports may adversely affect our ability to consummate an initial Business Combination target or the operations and financial results of a post-Business Combination company.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our search for a target and/or our ability to complete our initial Business Combination. Recently, the United States has implemented a range of new tariffs and increases to existing tariffs. In response to the tariffs announced by the United States, other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs, and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future. Our ability to consummate an initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets, international tariffs, public health crises, geopolitical tensions or conflicts, and the other risks described herein.

Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods or dependence on access to foreign markets, or foreign businesses’ reliance on sales into the United States). In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the United States, and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain initial Business Combination targets, negatively impact our ability to raise capital in connection with an initial Business Combination or lead to material adverse effects on a post-Business Combination company. Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new U.S. tariffs or foreign retaliatory tariffs, or other changes to trade policies. The business prospects of a particular target for a Business Combination could change even after we enter into a business combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on that target’s business, and it may be costly or impractical for us to terminate that business combination agreement. In addition, investors may be hesitant or unwilling to invest in businesses due to the impact of the tariffs and foreign retaliatory tariffs on the global macroeconomic conditions and the public trading markets. These factors could affect our selection of a Business Combination target. Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from such factors, could adversely affect our search for an initial Business Combination and any target business with which we may ultimately consummate an initial Business Combination.

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

Our public shareholders are entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with the implementation by the directors of, following a shareholder vote, an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed or repurchased in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering, including for example the Extension Amendment Proposal, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business combination within 24 months (or 36 months if extended pursuant to the Extension Amendment Proposal) from the closing of our Initial Public Offering, including the Proposed Freenome Business Combination, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination, including the Proposed Freenome Business Combination, within 24 months (or 36 months if extended pursuant to the Extension Amendment Proposal) from the closing of our Initial Public Offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your public shares, potentially at a loss.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If a large number of shares are submitted for redemption in connection with the Business Combination proposal or in connection with the Extension Amendment Proposal, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial business combination. The effect of this dilution will be greater for shareholders who do not redeem. In addition, the amount of the deferred underwriting compensation payable to the underwriter will not be adjusted for any shares that are redeemed in connection with an initial business combination. We may not be able to generate sufficient value from the completion of our initial business combination in order to overcome the dilutive impact of these and other factors, and, accordingly, you may incur a net loss on your investment. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commission payable to the underwriter will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

If the Proposed Freenome Business Combination is not consummated, we may not be able to consummate an initial business combination within 24 months (or 36 months if extended pursuant to the Extension Amendment Proposal) after the closing of our Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

If the Proposed Freenome Business Combination is not consummated and is otherwise terminated, we may not be able to find a suitable target business and consummate an initial business combination within the applicable Business Combination Period, even if the Extension Amendment Proposal is approved. An increasing number of SPACs have liquidated beginning in the second half of the 2022 due to an inability to complete an initial business combination within their allotted time periods. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets, international tariffs, public health crises, geopolitical tensions or conflicts, and the other risks described herein, including, but not limited to, the war between Russia and Ukraine, the war in Iran and the broader conflict and escalating tensions in the Middle East.

If we have not consummated an initial business combination within such applicable time period, including if the Extension Amendment Proposal is not approved and the Proposed Freenome Business Combination is not consummated by June 13, 2026, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released for permitted withdrawals, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares.

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

Item 3.
Defaults Upon Senior Securities.

None.

Item 4.
Mine Safety Disclosures.

None.

Item 5.
Other Information.

Rule 10b5-1 Trading Arrangements

None of our directors or executive officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule-10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K, during the fiscal quarter ended March 31, 2026.

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

PERCEPTIVE CAPITAL SOLUTIONS CORP

Date: May 13, 2026	By:	/s/ Sam Cohn
	Name:	Sam Cohn
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)