Form 10-Q
period 2026-06-30
Perceptive Capital Solutions Corp
filed 2026-07-15
CIK 2017526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 15, 2026, 8,157,242 Class A ordinary shares, par value $0.0001 per share, and 2,156,250 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

PERCEPTIVE CAPITAL SOLUTIONS CORP
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

PART I - FINANCIAL INFORMATION
Item 1.
Interim Consolidated Financial Statements.

PERCEPTIVE CAPITAL SOLUTIONS CORP
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
Assets	(Unaudited)
Current Assets
Cash	$437,369	$865,031
Prepaid expenses	43,875	42,539
Accrued dividends	260,910	—
Total Current Assets	742,154	907,570
Cash and investments held in Trust Account	85,086,232	91,872,418
Total Assets	$85,828,386	$92,779,988

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current Liabilities
Accrued expenses	$3,628,077	$2,254,244
Total Current Liabilities	3,628,077	2,254,244
Deferred underwriting fee	3,450,000	3,450,000
Total Liabilities	7,078,077	5,704,244

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, 7,870,992 and 8,625,000 shares at redemption value of approximately $10.81 and $10.65 per share as of June 30, 2026 and December 31, 2025, respectively	85,047,142	91,872,418

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 286,250 shares issued and outstanding (excluding 7,870,992 and 8,625,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	29	29
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,156,250 shares issued and outstanding as of June 30, 2026 and December 31, 2025	216	216
Accumulated deficit	(6,297,078)	(4,796,919)
Total Shareholders’ Deficit	(6,296,833)	(4,796,674)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$85,828,386	$92,779,988

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PERCEPTIVE CAPITAL SOLUTIONS CORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For The Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative expenses	$941,325	$193,196	$1,800,159	$449,154
Loss from operations	(941,325)	(193,196)	(1,800,159)	(449,154)

Other income (expense):
Interest earned on investments held in Trust Account	339,769	948,922	1,180,950	1,910,834
Unrealized gain on investments held in Trust Account	(951)	(879)	(35,047)	(28,278)
Dividend earned on investments held in Trust Account	487,564	—	487,564	—
Total other income, net	826,382	948,043	1,633,467	1,882,556
Net (loss) income	$(114,943)	$754,847	$(166,692)	$1,433,402

Weighted average shares outstanding of Class A redeemable ordinary shares	8,459,284	8,625,000	8,541,684	8,625,000

Basic and diluted net (loss) income per ordinary share, Class A redeemable ordinary shares	$(0.01)	$0.07	$(0.02)	$0.13

Weighted average shares outstanding of Class A and B non-redeemable ordinary shares	2,442,500	2,442,500	2,442,500	2,442,500

Basic and diluted net (loss) income per ordinary share, Class A and B non-redeemable ordinary shares	$(0.01)	$0.07	$(0.02)	$0.13

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PERCEPTIVE CAPITAL SOLUTIONS CORP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	286,250	$29	2,156,250	$216	$—	$(4,796,919)	$(4,796,674)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(807,085)	(807,085)

Net loss	—	—	—	—	—	(51,749)	(51,749)
Balance – March 31, 2026 (unaudited)	286,250	29	2,156,250	216	—	(5,655,753)	(5,655,508)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(526,382)	(526,382)

Net loss	—	—	—	—	—	(114,943)	(114,943)
Balance – June 30, 2026 (unaudited)	286,250	$29	2,156,250	$216	$—	$(6,297,078)	$(6,296,833)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2025	286,250	$29	2,156,250	$216	$—	$(2,116,366)	$(2,116,121)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(934,513)	(934,513)

Net income	—	—	—	—	—	678,555	678,555
Balance – March 31, 2025 (unaudited)	286,250	29	2,156,250	216	—	(2,372,324)	(2,372,079)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(648,043)	(648,043)

Net income	—	—	—	—	—	754,847	754,847
Balance – June 30, 2025 (unaudited)	286,250	$29	2,156,250	$216	$—	$(2,265,520)	$(2,265,275)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PERCEPTIVE CAPITAL SOLUTIONS CORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net (loss) income	$(166,692)	$1,433,402
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,180,950)	(1,910,834)
Unrealized loss on investments held in Trust Account	35,047	28,278
Dividend earned on investments held in Trust Account	(487,564)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,336)	(6,464)
Accrued expenses	1,373,833	70,343
Net cash used in operating activities	(427,662)	(385,275)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	8,158,743	—
Cash withdrawn from Trust Account for working capital purposes	—	600,000
Net cash provided by investing activities	8,158,743	600,000

Cash Flows from Financing Activities:
Redemption of Class A ordinary shares	(8,158,743)	—
Net cash used in financing activities	(8,158,743)	—

Net Change in Cash	(427,662)	214,725
Cash – Beginning of period	865,031	1,129,684
Cash – End of period	$437,369	$1,344,409

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

PERCEPTIVE CAPITAL SOLUTIONS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
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

The Company has two subsidiaries, StarNet Merger Sub I, Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub I”) and StarNet Merger Sub II, LLC, a Delaware limited liability company (“Merger Sub II”) both incorporated on November 26, 2025. On December 5, 2025, the Company, Merger Sub I, Merger Sub II, and Freenome Holdings, Inc., entered into a business combination agreement (the “Business Combination Agreement”). The Business Combination Agreement sets forth the terms of the proposed business combination by the Company with Freenome (the “Proposed Freenome Business Combination”). The Proposed Freenome Business Combination was unanimously approved by the boards of directors and special committees comprised of independent and disinterested members of the boards of directors of each of the Company and Freenome. The Proposed Freenome Business Combination is expected to close in the second half of 2026, following the receipt of the requisite approvals of the Company shareholders and Freenome stockholders and the fulfillment of other customary closing conditions.

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from March 22, 2024 (inception) through June 30, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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
JUNE 30, 2026
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

PERCEPTIVE CAPITAL SOLUTIONS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, the Company had operating cash of $437,369 and a working capital deficit of $2,885,923. The Company intends to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. The Company does not believe it has sufficient funds for the working capital needs of the Company until the Company’s mandatory liquidation date of June 13, 2027.

In accordance with the Amended and Restated Memorandum and Articles of Association, the Company has 24 months from the date of Initial Public Offering, or until June 13, 2026, to consummate the Initial Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently June 13, 2026, there will be a mandatory liquidation and subsequent dissolution of the Company. On June 10, 2026, the Company's shareholders approved an amendment to the Company's Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial business combination from June 13, 2026 to June 13, 2027. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements — Going Concern,” as of June 30, 2026, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

Extension

On June 10, 2026, the Company's shareholders approved an amendment to the Company's Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial business combination from June 13, 2026 to June 13, 2027. The amendment became effective upon filing with the Registrar of Companies of the Cayman Islands on June 10, 2026. The extension provides the Company with additional time to complete its proposed business combination with Freenome Holdings, Inc. or another initial business combination. In connection with the vote to approve the Extension Amendment Proposal, the holders of 754,008 Class A Ordinary Shares duly exercised their right to redeem (and did not withdraw their redemption exercises) their Class A Ordinary Shares for cash at a redemption price of approximately $10.82 per share, for an aggregate redemption amount of $8,158,743. After giving effect to the redemptions in connection with the Shareholder Meeting, approximately $85.17 million will remain in the trust account for the Company’s use in connection with consummating an initial business combination, subject to the redemption rights of holders of Class A Ordinary Shares in connection with such initial business combination.

NOTE 2— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 12, 2026. The interim results for the three and six months ended June 30, 2026 and 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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
JUNE 30, 2026
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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $437,369 and $865,031 in cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Cash and Investments Held in Trust Account

At June 30, 2026, substantially all the assets held in the Trust Account amounting to $85,086,232 were held in money market funds, which are invested primarily in Treasury securities. At December 31, 2025, substantially all the assets held in the Trust Account amounting to $91,872,418, were invested in U.S. Treasury securities. The Company’s marketable securities are presented at fair value on the balance sheets. Gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in interest earned on investments held in Trust Account in the condensed consolidated statements of operations. Dividends earned on marketable securities held in the Trust Account are included in dividend earned on investments held in Trust Account in the statements of operations. As of June 30, 2026 and December 31, 2025, accrued dividends of $260,910 and $0, respectively, on the assets held in Trust account is included in accrued dividends on the Company’s condensed consolidated balance sheets.

For the period ended June 30, 2026 and December 31, 2025, the Company withdrew $0 and $600,000, respectively, of interest income from the Trust Account to fund working capital. On June 10, 2026, in connection with the vote to approve the extension amendment proposal, the holders of 754,008 Class A Ordinary Shares duly exercised their right to redeem (and did not withdraw their redemption exercises) their Class A Ordinary Shares for cash at a redemption price of approximately $10.82 per share, for an aggregate redemption amount of $8,158,743.

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

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote, including in connection with the Extension Amendment Proposal (as defined below), or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at June 30, 2026 and December 31, 2025, Public Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed consolidated balance sheets. For the period ended June 30, 2026 and December 31, 2025, the Company withdrew $0 and $600,000, respectively, of interest income from the Trust Account to fund working capital as permitted.

On June 10, 2026, in connection with the vote to approve the extension amendment proposal, the holders of 754,008 Class A Ordinary Shares duly exercised their right to redeem (and did not withdraw their redemption exercises) their Class A Ordinary Shares for cash at a redemption price of approximately $10.82 per share, for an aggregate redemption amount of $8,158,743.

At June 30, 2026 and December 31, 2025, the Public Shares subject to redemption reflected in the condensed consolidated balance sheets are reconciled in the following table:

PERCEPTIVE CAPITAL SOLUTIONS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

Gross proceeds	$86,250,000
Less:
Class A ordinary shares issuance costs	(4,793,647)
Plus:
Accretion of carrying value to redemption value	6,898,044
Class A ordinary shares subject to possible redemption, December 31, 2024	88,354,397
Plus:
Accretion of carrying value to redemption value	3,518,021
Class A ordinary shares subject to possible redemption, December 31, 2025	91,872,418
Less:
Redemption June 10, 2026	(8,158,743)
Plus:
Accretion of carrying value to redemption value	1,333,467
Class A ordinary shares subject to possible redemption, June 30, 2026	$85,047,142

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following tables reflect the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30,
	2026		2025
	Class A Redeemable	Class A and B Non- redeemable	Class A Redeemable	Class A and B Non- redeemable
Basic and diluted net (loss) income per ordinary share:
Numerator:
Allocation of net (loss) income	$(89,190)	$(25,753)	$588,259	$166,588
Denominator:
Basic and diluted weighted average ordinary shares outstanding	8,459,284	2,442,500	8,625,000	2,442,500
Basic and diluted net (loss) income per ordinary share	$(0.01)	$(0.01)	$0.07	$0.07

PERCEPTIVE CAPITAL SOLUTIONS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

	For the Six Months Ended June 30,
	2026		2025
	Class A Redeemable	Class A and B Non- redeemable	Class A Redeemable	Class A and B Non- redeemable
Basic and diluted net (loss) income per ordinary share:
Numerator:
Allocation of net (loss) income	$(129,626)	$(37,066)	$1,117,063	$316,339
Denominator:
Basic and diluted weighted average ordinary shares outstanding	8,541,684	2,442,500	8,625,000	2,442,500
Basic and diluted net (loss) income per ordinary share	$(0.02)	$(0.02)	$0.13	$0.13

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

Recent Accounting Standards

Management does not believe that there are recently issued, but not yet effective, accounting standards, if currently adopted, that would have a material effect on the accompanying unaudited condensed consolidated financial statements.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account or funds from Permitted Withdrawals to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $3.0 million of such Working Capital Loans may be convertible into shares of the post-Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of June 30, 2026 and December 31, 2025, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Services and Indemnification Agreement

The Company entered into an agreement, commencing on June 11, 2024, through the earlier of the Company’s consummation of a Business Combination and its liquidation, (i) to pay the Sponsor a total of $15,000 per month for office space, secretarial and administrative services and (ii) to indemnify the Sponsor and its affiliates, including Perceptive Advisors, LLC, from any liability arising with respect to their activities in connection with the Company’s affairs, as described in more detail in the Administrative Services and Indemnification Agreement. For the three and six months ended June 30, 2026 and 2025, the Company incurred and paid $45,000 and $90,000 in fees for these services, respectively.

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
JUNE 30, 2026
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

Business Combination Agreement

On December 5, 2025, the Company, Merger Sub I, Merger Sub II, and Freenome Holdings, Inc., a Delaware corporation (“Freenome”), entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”). The Business Combination Agreement and the transactions contemplated thereby (the “Proposed Freenome Business Combination”) were unanimously approved by the boards of directors and special committees comprised of independent and disinterested members of the boards of directors of each of the Company and Freenome. The Proposed Freenome Business Combination is expected to close in the second half of 2026, following the receipt of the requisite approvals of the Company shareholders and Freenome stockholders and the fulfillment of other customary closing conditions.

PERCEPTIVE CAPITAL SOLUTIONS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
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
JUNE 30, 2026
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

NOTE 6. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 286,250 Class A ordinary shares issued and outstanding, excluding 7,870,992 and 8,625,000 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 2,156,250 Class B ordinary shares issued and outstanding.

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
JUNE 30, 2026
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

At June 30, 2026, assets held in the Trust Account were comprised of $85,086,232 in money market funds invested primarily in U.S. treasury securities. The Company did not withdraw any interest income from the Trust Account to fund working capital as permitted. As of June 30, 2026, accrued dividends of $260,910, on the assets held in Trust account is included in accrued dividends on the Company’s condensed consolidated balance sheets. During the six months ended June 30, 2026, holders of Class A Ordinary Shares exercised their right to redeem as such the Company withdrew an amount of $8,158,743 from the Trust Account.

At December 31, 2025, assets held in the Trust Account were comprised of $234 in cash and $91,872,184 in U.S. Treasury securities. During the year ended December 31, 2025, the Company withdrew $600,000 of interest income from the Trust Account to fund working capital as permitted.

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Assets:	Level	June 30, 2026	December 31, 2025
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$85,086,232	$—

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at June 30, 2026 and December 31, 2025 are as follows:

	Held to Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
December 31, 2025	U.S. Treasury Securities (matured February 19, 2026)	1	$91,837,137	$35,047	$91,872,184

PERCEPTIVE CAPITAL SOLUTIONS CORP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
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

	As of June 30, 2026	As of December 31, 2025
Cash	$437,369	$865,031
Cash and investments held in Trust Account	$85,086,232	$91,872,418

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative expenses	$941,325	$193,196	$1,800,159	$449,154
Investment income on the Trust Account	$339,769	$948,922	$1,180,950	$1,910,834
Dividend income on the Trust Account	$487,564	$—	$487,564	$—

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

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

Recent Developments

Business Combination Agreement

On December 5, 2025, we, StarNet Merger Sub I, Corp., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub I”), StarNet Merger Sub II, LLC, a Delaware limited liability company and our wholly-owned subsidiary (“Merger Sub II”), and Freenome, entered into the Business Combination Agreement. The Proposed Freenome Business Combination was unanimously approved by the boards of directors and special committees comprised of independent and disinterested members of the boards of directors of each of the Company and Freenome. The Proposed Freenome Business Combination is expected to close in the second half of 2026, following the receipt of the requisite approvals of the Company shareholders and Freenome stockholders and the fulfillment of other customary closing conditions (the “Closing”).

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

Extension Amendment

On June 10, 2026, the Company's shareholders approved an amendment to the Company's Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial business combination from June 13, 2026 to June 13, 2027. The amendment became effective upon filing with the Registrar of Companies of the Cayman Islands on June 10, 2026. The extension provides the Company with additional time to complete its proposed business combination with Freenome Holdings, Inc. or another initial business combination. In connection with the vote to approve the Extension Amendment Proposal, the holders of 754,008 Class A Ordinary Shares duly exercised their right to redeem (and did not withdraw their redemption exercises) their Class A Ordinary Shares for cash at a redemption price of approximately $10.82 per share, for an aggregate redemption amount of $8,158,743. After giving effect to the redemptions in connection with the Shareholder Meeting, approximately $85.17 million will remain in the trust account for the Company’s use in connection with consummating an initial business combination, subject to the redemption rights of holders of Class A Ordinary Shares in connection with such initial business combination.

Extraordinary General Meeting

On June 17, 2026, the Company filed the definitive proxy statement/prospectus (the "proxy statement/prospectus") for the solicitation of proxies in connection with the extraordinary general meeting of shareholders of the Company (the "Extraordinary General Meeting") to approve proposals related to the Business Combination. On July 9, 2026, the Company filed a proxy supplement to update and supplement certain information in the proxy statement/prospectus, including to (i) reflect recent developments of Freenome, (ii) postpone the Extraordinary General Meeting from July 9, 2026 to July 15, 2026 at 10:00 a.m. Eastern Time, at the offices of Cooley LLP located at 55 Hudson Yards, New York, New York 10001, and via a virtual meeting at https://www.cstproxy.com/perceptivecapitalsolutions/sm2026, and (iii) extend the redemption deadline to 5:00 p.m. Eastern Time on July 13, 2026. There is no change to the purpose or any of the proposals to be acted upon at the Extraordinary General Meeting. Shareholders who wish to withdraw their previously submitted redemption demands may do so by contacting the Company's transfer agent. Except as set forth in the proxy supplement, the information in the proxy statement/prospectus remains unchanged.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 22, 2024 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net loss of $114,943, which consists of an unrealized loss on interest earned on cash and marketable securities of $951 and operating costs of $941,325, partially offset by interest income on cash and investments held in the Trust Account of $339,769 and dividend income on cash and investments held in the Trust Account of $487,564.

For the six months ended June 30, 2026, we had a net loss of $166,692, which consists of an unrealized loss on interest earned on cash and marketable securities of $35,047 and operating costs of $1,800,159, partially offset by interest income on cash and investments held in the Trust Account of $1,180,950 and dividend income on cash and investments held in the Trust Account of $487,564.

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

For the six months ended June 30, 2026, cash used in operating activities was $427,662. Net loss of $166,692 was affected by interest earned on cash and investments held in the Trust Account of $1,180,950, dividend earned on cash and investments held in the Trust Account of $487,564, an unrealized loss on interest earned on cash and investments held in the Trust Account of $35,047, and changes in operating assets and liabilities of $1,372,497.

For the six months ended June 30, 2025, cash used in operating activities was $385,275. Net income of $1,433,402 was affected by interest earned on cash and investments held in the Trust Account of $1,910,834 an unrealized loss on interest earned on cash and investments held in the Trust Account of $28,278, and changes in operating assets and liabilities of $63,879.

As of June 30, 2026, we had cash and investments held in the Trust Account of $85,086,232 (including $6,994,975 of investment income) and accrued dividends of $260,910 on the Company’s condensed consolidated balance sheets. The investments held in the Trust Account consist of money market funds. The Company may withdraw interest earned on the Trust Account for working capital requirements subject to an annual limit of $300,000, and/or to pay the Company’s taxes (which shall not be subject to the $300,000 annual limitation described in the foregoing) (“Permitted Withdrawals”). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $437,369 and working capital deficit of $2,885,923. The Company does not believe it has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these unaudited condensed consolidated financial statements.

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

In accordance with the Amended and Restated Memorandum and Articles of Association, the Company has 24 months from the date of the Initial Public Offering, or until June 13, 2026, to consummate the Initial Business Combination. On June 10, 2026, the Company's shareholders approved an amendment to the Company's Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial business combination from June 13, 2026 to June 13, 2027. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of June 30, 2026, management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the unaudited condensed consolidated financial statements are issued. Management plans to complete the initial Business Combination prior to the mandatory liquidation date and expects to receive financing from the Sponsor or the affiliates of the Sponsor to meet its obligations through the time of liquidation or the completion of the initial Business Combination. There is no financing that is currently committed and no assurance that the Company’s plans to consummate the initial Business Combination will be successful within the Business Combination Period. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Contractual Obligations

Administrative Services and Indemnification Agreement

Commencing on the date that the Company’s registration statement relating to its Initial Public Offering was declared effective through the earlier of consummation of an initial Business Combination and the Company’s liquidation, the Company agreed (i) to pay the sponsor for office space, secretarial and administrative services provided to the Company in the amount of $15,000 per month and (ii) to indemnify the sponsor and its affiliates, including Perceptive Advisors, LLC, from any liability arising with respect to their activities in connection with the Company’s affairs, as described in more detail in the Administrative Services and Indemnification Agreement, a copy of which is filed as an exhibit to this Quarterly Report. For the three and six months ended June 30, 2026 and 2025, the Company incurred and paid $45,000 and $90,000 in fees for these services, respectively.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

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

Item 3.
Defaults Upon Senior Securities.

None.

Item 4.
Mine Safety Disclosures.

None.

Item 5.
Other Information.

Rule 10b5-1 Trading Arrangements

None of our directors or executive officers adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule-10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K, during the fiscal quarter ended June 30, 2026.

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

PERCEPTIVE CAPITAL SOLUTIONS CORP

Date: July 15, 2026	By:	/s/ Sam Cohn
	Name:	Sam Cohn
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)